Form 10-Q
period 1997-06-30
IMH COMMERCIAL HOLDINGS INC
filed 1997-11-14
CIK 1036615

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1997 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to
     ______________

Commission File Number: 0-13091

IMH Commercial Holdings, Inc.
(Exact name of registrant as specified in its charter)

                  Maryland                                      33-0745075
      (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

            20371 Irvine Avenue
       Santa Ana Heights, California                               92614
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (714) 556-0122

       Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
            Title of each class                    which registered

---------------------------------------     ----------------------------------
     Common Stock $0.01 par value                American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on November 7, 1997 on the American Stock Exchange was approximately $110.9 million.

The number of shares of Common Stock outstanding as of
November 7, 1997:   7,344,789

The number of shares of Class A Common Stock outstanding as of
November 7, 1997:   674,211

                       Documents incorporated by reference

                                      None



                          IMH COMMERCIAL HOLDINGS, INC.

                         1997 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION



ITEM 1.       FINANCIAL STATEMENTS - IMH COMMERCIAL HOLDINGS, INC.                                                  Page #

              Balance Sheets, June 30, 1997 and March 31, 1997...........................................                3

              Statements of Operations, Three-Months Ended June 30, 1997 and For the period
              from January 15, 1997 (commencement of operations) through June 30, 1997...................                4

              Statement of Cash Flows, For the period from January 15, 1997 (commencement of operations ) through
              June 30, 1997..............................................................................                5

              Selected Notes to Financial Statements.....................................................                6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS                                                                                     10

                           PART II. OTHER INFORMATION

ITEM 1. - 5.  NOT APPLICABLE                                                                                            13

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                                          13

              SIGNATURES                                                                                                14





                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                            IMH COMMERCIAL HOLDINGS, INC.
                                                    BALANCE SHEETS
                                     (dollars in thousands, except per share data)



                                                                              June 30, 1997          March 31, 1997
                                                                         ----------------------  ----------------------


                                 ASSETS
Cash and cash equivalents                                                $               9,686   $               4,400
Residual interest in securitization, held for trading                                    9,999                  10,025
Loan receivables:
     Finance receivables                                                                31,169                       -
     Commercial Mortgages held for investment                                           17,380                  17,535
     Allowance for loan losses                                                             (33)                    (13)
                                                                         ----------------------  ----------------------
          Net loan receivables                                                          48,516                  17,522

Due from affiliates                                                                      1,192                     134
Other assets                                                                               652                      41
Accrued interest receivable                                                                249                     128
                                                                         ----------------------  ----------------------

                                                                         $              70,294   $              32,250
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse facilities                                                     $              37,863   $                   -
Borrowings from Imperial Warehouse Lending Group                                         7,213                  16,563
Due to affiliates                                                                        9,096                     520
Other liabilities                                                                          649                       -
Accrued interest expense                                                                   137                     150
                                                                         ----------------------  ----------------------

     Total Liabilities                                                                  54,958                  17,233
                                                                         ----------------------  ----------------------

Stockholders' Equity:
   Preferred Stock;  $.01 par value;  10,000,000  shares  authorized;
      3,000,000 shares issued and outstanding at June 30, 1997 and
      March 31, 1997                                                                        30                      30
   Common Stock; $.01 par value; 46,000,000 shares authorized;
     599,000 shares issued and outstanding at June 30, 1997 and
     March 31, 1997                                                                          6                       6
   Additional paid-in-capital                                                           17,667                  17,667
   Accumulated deficit                                                                  (2,367)                 (2,686)
                                                                         ----------------------  ----------------------
     Total Stockholders' Equity                                                         15,336                  15,017
                                                                         ----------------------  ----------------------

                                                                         $              70,294   $              32,250
                                                                         ======================  ======================







                   See accompanying notes to consolidated  financial statements.




                          IMH COMMERCIAL HOLDINGS, INC.
                            STATEMENTS OF OPERATIONS
                 (dollars in thousands, except earnings per share data)


                                                                                                 For the period from
                                                                                                  January 15, 1997
                                                                   For the Three Months     (commencement of operations)
                                                                   Ended June 30, 1997          through June 30, 1997
                                                                 -----------------------    -----------------------------

Revenues
Interest income                                                  $                 986     $                        1,353

Expenses
Interest expense on warehouse facilities                                           297                                371
Interest expense on affiliated borrowings                                          226                                431
Professional services                                                              119                                179
Provision for Commercial Mortgage losses                                            20                                 33
Stock compensation expense                                                           -                              2,697
General and administrative expense                                                   5                                  9
                                                                  ----------------------   -------------------------------
                                                                                   667                              3,720
                                                                  ----------------------   -------------------------------

Net earnings (loss)                                               $                319     $                       (2,367)
                                                                  ======================   ===============================

 Pro forma net earnings (loss) per common share                   $               0.20     $                        (1.48)
                                                                  ======================   ===============================

Pro forma weighted average number of shares outstanding
    used in net earnings (loss) per share calculation                        1,599,000                          1,599,000
                                                                  ======================   ===============================







          See accompanying notes to consolidated financial statements.


                          IMH COMMERCIAL HOLDINGS, INC.
                             STATEMENT OF CASH FLOWS
                                 (in thousands)




                                                                                               For the period from
                                                                                                January 15, 1997
                                                                                          (commencement of operations)
                                                                                              through June 30, 1997
                                                                                      --------------------------------------
  Cash flows from operating activities:
       Net loss                                                                       $                              (2,367)
       Adjustments to reconcile net loss to net cash
          used in operating activities:
          Provision for Commercial Mortgage losses                                                                       33
          Stock compensation expense                                                                                  2,697
          Net change in accrued interest receivable                                                                    (249)
          Net change in accrued interest expense                                                                        137
          Net change in other assets and liabilities                                                                 (1,195)
                                                                                      --------------------------------------
               Net cash used in operating activities                                                                   (944)

    Cash flows from investing activities:
          Net change in Commercial Mortgages held for investment                                                    (17,380)
          Net change in finance receivables                                                                         (31,169)
          Purchase of residual interest in securitization                                                           (10,098)
          Principal reductions on residual interest in securitization                                                    99
                                                                                      --------------------------------------
               Net cash used in investing activities                                                                (58,548)

    Cash flows from financing activities:
          Net change in warehouse facilities                                                                         37,863
          Net change in affiliated borrowings                                                                        16,309
          Issuance of preferred stock                                                                                15,000
          Issuance of common stock                                                                                        6
                                                                                      --------------------------------------
               Net cash provided by financing activities                                                             69,178

    Cash and cash equivalents at end of period                                        $                               9,686
                                                                                      ======================================

    Supplementary information:
          Interest paid                                                               $                                 665
                                                                                      ======================================



                    See accompanying notes to consolidated financial statements.

                          IMH COMMERCIAL HOLDINGS, INC.
                          Notes to Financial Statements

     Unless the context otherwise requires, references herein to the "Company"' refer to IMH Commercial Holdings, Inc. ("ICH") and Imperial Commercial Capital Corporation ("ICCC"), collectively. References to ICH refer to IMH Commercial Holdings, Inc. as a separate entity from ICCC.

1.    Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from January 15, 1997 (commencement of operations) through June 30, 1997 are not necessarily indicative of the results that may be expected for the period from January 15, 1997 (commencement of operations) through December 31, 1997.

     References to financial information of ICH reflects the financial results of the Long-Term Investment Operations ("Long-Term Investment Operations") for the period from January 15, 1997 (commencement of operations) through June 30, 1997, prior to the Contribution (as discussed below) on August 8, 1997 and excludes the Company's equity interest in ICCC which the Company obtained pursuant to the Contribution. See Item 2. "Management's Discussion of Financial Analysis and Results of Operations" for additional information on the Contribution.

2.    Summary of Business and Significant Accounting Policies

     ICH is a recently formed specialty commercial property finance company which has elected to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level. The Company was incorporated in February 1997 for the purpose of originating, purchasing, securitizing and selling commercial mortgages and investing in commercial mortgages and commercial mortgage-backed securities. Imperial Credit Mortgage Holdings, Inc. ("IMH") capitalized the Company with $15.0 million in cash in March 1997. Upon the closing of the Initial Public Offering ("IPO") on August 8, 1997, IMH owned 719,789, or 9.8%, of ICH Common Stock and 674,211 shares, or 100%, of ICH non-voting Class A Stock (as defined hereinafter) and contributed (the "Contribution") 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH non-voting Class A Stock. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions" for additional information on the IPO.

     ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions, mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations, which invests primarily in Commercial Mortgages and mortgage-backed securities on commercial properties ("CMBS") and subsequent to the IPO, engages in the Conduit Operations, which originates, purchases and sells or securitizes Commercial Mortgages. In April 1997, ICH secured a $200.0 million warehouse line agreement to finance the origination and purchase of Commercial Mortgages. The Company's Conduit Operations operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division.

     Long-Term Investment Operations

     The Long-Term Investment Operations invests primarily in adjustable rate Commercial Mortgages for long-term investment and CMBS backed by such Commercial Mortgages. Income is earned principally from the net interest income received by the Company on the Commercial Mortgages, finance receivables, and CMBS purchased and held in its portfolio. At June 30, 1997, the Company's earning assets consisted of $17.4 million in Commercial Mortgages, $31.2 million in finance receivables, and a $10.0 million CMBS.

     Conduit Operations

     The Company's Conduit Operations operates three divisions, subsequent to the IPO: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division.

     Condominium Division. This Division offers on a retail basis adjustable rate financing to developers and project owners who have completed the development of a condominium complex or the conversion of an apartment complex to a condominium complex on property with a typical loan amount of $3.0 million to $10.0 million. All originations, underwriting, processing and funding are performed at ICCC's executive offices. The Company anticipates that the Condominium Division's Commercial Mortgages will be offered on a nationwide basis and that Commercial Mortgages originated through the Condominium Division will be financed through the utilization of CMO borrowings by the Long-Term Investment Operations.

     Retail Division. This Division originates Commercial Mortgages for properties including general retail property such as shopping centers, super markets and department stores, light industrial property, and office buildings. The Retail Division offers smaller balance ($500,000 to $1.5 million) fixed and adjustable rate Commercial Mortgages to developers and project owners for smaller properties and projects than those funded by the Correspondent and Bulk Purchase Division. Although processing and funding operations relating to these Commercial Mortgages are performed centrally at ICCC's executive offices, the Company has targeted major metropolitan areas for the opening of satellite offices for regional originations. A portion of the adjustable rate Commercial Mortgages that are originated by the Retail Division may be held in portfolio by the Long-Term Investment Operations, while the balance thereof and a substantial portion of the fixed rate Commercial Mortgages originated will be resold by the Conduit Operations through bulk sale or REMIC securitizations.

     Correspondent and Bulk Purchase Division. This Division both originates Commercial Mortgages on a retail basis and purchases Commercial Mortgages on a bulk and flow basis. This Division offers larger principal balance ($1.5 million to $10.0 million) Commercial Mortgages for commercial projects than those funded by the Retail Division. The Correspondent and Bulk Purchase Division offers adjustable rate and fixed rate Commercial Mortgages offered through specified correspondents who may in the future be provided with Company-sponsored warehouse facilities. In addition, the Division will purchase Commercial Mortgages in bulk and flow from selected financial institutions and mortgage bankers. A portion of the adjustable rate Commercial Mortgages originated or purchased by this Division may be held in portfolio by the Long-Term Investment Operations, while the balance thereof and a substantial portion of the fixed rate Commercial Mortgages originated or purchased will be resold through bulk sale or REMIC securitizations.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which supersedes SFAS 122. SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value, if practicable. It also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interest, if any, based on their relative fair values at the date of the transfers. SFAS 125 includes specific provisions to deal with servicing assets or liabilities. SFAS 125 is effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125," will be effective if occurring after December 31, 1997. The Company adopted SFAS 125 on January 1, 1997 with no significant impact on the Company's financial position or results of operations.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock.

     SFAS 128 will replace the presentation of primary EPS with a presentation of basic EPS, and replace fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation and the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of operations.

3.    Residual Interest in Securitization

     The accompanying 1997 balance sheet includes one residual interest in securitization ("residual") of real estate mortgage investment conduits ("REMICS") which was recorded as a result of a 1995 securitization by Imperial Credit Industries, Inc. ("ICII") of commercial loans through a special purpose trust vehicle. ICII has one director who also serves on the Board of ICH. ICH purchased the residual in March 1997 from ICI Funding Corporation ("ICIFC"), the conduit operations for IMH, for $10.1 million. ICIFC and ICH have estimated future cash flows from the residual utilizing assumptions that they believe are commensurate with the risk inherent in the investment and consistent with those that they believe would be utilized by an unaffiliated third-party purchaser and discounted at a rate commensurate with the risk involved. The Company has classified this residual as a held-for trading security. Unrealized gains and losses, net of related income taxes, will be recognized as a reduction to current earnings. To the Company's knowledge, there is currently no active market for the purchase or sale of this residual. At June 30, 1997, the Company recorded $10.0 million in residual interest in securitization which management estimates to approximate fair value.

     The Company financed the purchase of the residual with borrowings from ICII due December 2007 at a stated interest rate of 10%. At June 30, 1997, the balance of the affiliated borrowings was $7.9 million, which was included in due to affiliates on the balance sheet.

4.    Warehouse Facilities

     In April 1997, ICH as a stand-alone entity entered into a warehouse line agreement to provide up to $200.0 million to finance the Company's businesses. Terms of the warehouse line of credit require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the warehouse line agreement are based on the type of mortgage collateral used and generally range from 85% to 88% of the fair market value of the collateral. At June 30, 1997 ICH had $37.9 million outstanding in borrowings under warehouse facilities.

5.    Stockholders' Equity

     The authorized stock of ICH consists of 46,000,000 shares of Common Stock ("ICH Common Stock"), and 4,000,000 shares of Class A Non-Voting Common Stock ("ICH Class A Stock"). On February 3, 1997, the Company issued 300,000 shares of ICH Common Stock to certain officers and directors of the Company and 299,000 shares of ICH Common Stock to IMH for an aggregate of

     $5,990. In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock for an equivalent number of shares of ICH Class A Stock

     The authorized stock of ICH also consists of 6,000,000 shares of Preferred Stock, $.01 par value per share ("Preferred Stock"), and 4,000,000 shares of Class A Convertible Preferred Stock, $.01 par value per share ("ICH Preferred Stock"). In March 1997, IMH converted $15.0 million principal amount promissory notes into an aggregate of 3,000,000 shares of ICH Preferred Stock.

6.    Subsequent Events

     In August 1997, the Company raised $88.2 million, net of underwriting expenses, from its IPO as stockholders purchased 6,325,000 shares of Common Stock at a price of $15.00 per share. Upon the closing of the IPO, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of September 30, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

     In August 1997, IMH/ICH Dove Street, LLC, a California limited liability company, of which each of IMH and ICH own a 50% interest, purchased an office building for $7.7 million plus related closing costs. IMH and ICH intend to relocate their headquarters to the building over the next two-year period.

     In August 1997, the Company agreed to provide to IMH a $15.0 million revolving line of credit expiring on August 8, 1998 at an interest rate determined at the time of each advance with interest and principal paid monthly. As of September 30, 1997, there was no balance outstanding on the line of credit.

     In October 1997, the Company agreed to provide to ICIFC a $15.0 million revolving line of credit expiring on December 31, 1997 at an interest rate of Prime plus 1% with interest and principal paid monthly. As of October 31, 1997, there was $2.0 million outstanding on the line of credit.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

     References to financial information of ICH reflects the financial results of the Long-Term Investment Operations for the period from January 15, 1997 (commencement of operations) through June 30, 1997, prior to the Contribution, and excludes the Company's equity interest in ICCC which the Company obtained pursuant to the Contribution.

     Significant Transactions

     In February 1997, certain officers and directors of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of the Common Stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of ICCC, which represents 95% of the economic interest in ICCC, for $500,000, and certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represents 5% of the economic interest in ICCC. In addition, ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH, and $900,000 in borrowings from IMH.

     In March 1997, IMH loaned ICH $15.0 million  evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of the IPO into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which was $5.00 and the denominator of which
     was   $15.00. Notwithstanding  the  foregoing,   consistent   with   IMH's
     classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the IPO were automatically converted into shares of ICH non-voting Class A Stock at the same rate as the ICH Preferred Stock converted into ICH Common Stock. Shares of ICH Class A Stock convert into shares of Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased $10.1 million in mortgage-backed securities from ICIFC which was financed with a promissory note. The promissory note was repaid to ICIFC with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans. Subsequently, ICH entered a borrowing agreement with ICII for $7.9 million secured by a $10.1
     CMBS.

     In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

     In August 1997, the Company raised $88.2 million, net of underwriting expenses, from its IPO as shareholders purchased 6,325,000 shares of common stock at a price of $15.00 per share. Upon the closing of the IPO, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of September 30, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

     In August 1997, IMH/ICH Dove Street, LLC, a California limited liability company, of which each of IMH and ICH own a 50% interest, purchased an office building for $7.7 million plus related closing costs. IMH and ICH intend to relocate their headquarters to the building over the next two-year period.

     Other Matters

          William D Endresen, the ICH's current Senior Vice President and President and Director of ICCC, filed a petition for Chapter 7 bankruptcy in July 1995 in federal court, Santa Ana. The bankruptcy was discharged in November 1995

     Results of Operations

     Three Months Ended June 30, 1997

     Revenues for the three months ended June 30, 1997 were $986,000 due to interest income earned on Commercial Mortgages, CMBS and finance receivables. Revenues were comprised primarily of $362,000 of interest income earned on Commercial Mortgages held for investment, $387,000 of interest income from CMBS and $189,000 of interest income earned on finance receivables with ICCC. Interest income for the three months ended June 30, 1997 was earned on total average Mortgage Assets of $36.2 million which was comprised of $17.5 million of Commercial Mortgages held for investment, $9.8 million of CMBS and $8.9 million of finance receivables. Commercial Mortgages and CMBS resulted from the purchase of $17.5 million of condominium conversion loans and purchase of a $10.1 million residual interest in securitization from ICIFC in March 1997, respectively. Finance receivables were the result of providing warehouse financing to ICCC for the origination of Commercial Mortgages.

     Expenses for the three months ended June 30, 1997 was $667,000, comprised primarily of $523,000 of interest expense related to warehouse financing, of which $297,000 was from non-affiliated borrowings and $226,000 was the result of borrowings from Imperial Warehouse Lending Group, Inc., a subsidiary of IMH ("IWLG") and other affiliates, and professional expenses of $119,000. Interest expense for the three months ended June 30, 1997 was the result of average borrowings under warehouse facilities of $24.7 million. Professional services was primarily the result of allocation of costs from ICIFC of $115,000 for services performed by ICIFC management and staff for finance and accounting services, MIS, marketing, asset/liability management and reporting. Additionally, the Company recorded a provision for loan losses of $20,000 during the three months ended June 30, 1997. At June 30, 1997, the Company's allowance for loan losses expressed as a percentage of loan receivables which includes Commercial Mortgages held for investment and finance receivables was 0.07%. As the Company experiences increases in loan receivables and corresponding increases in delinquencies, the Company expects to add to the allowance for loan losses. The Company anticipates that expenses will increase in the future as the Company builds its infrastructure, increases its borrowings under warehouse lines of credit and reverse repurchase facilities and relies more heavily on RAI Advisors, LLC ("RAI" or the "Manager") for its day-to-day operations.

     For the period from January 15, 1997 (commencement of operations) through June 30, 1997.

     Revenues for the period from January 15, 1997 (commencement of operations) through June 30, 1997 were $1.4 million due to interest income earned on Commercial Mortgages, CMBS and finance receivables. Revenues were comprised primarily of $581,000 of interest income earned on Commercial Mortgages held for investment, $518,000 of interest income from CMBS and $189,000 of interest income earned on finance receivables with ICCC. Interest income for the period from January 15, 1997 (commencement of operations) through June 30, 1997 was earned on total average Mortgage Assets of $24.3 million which was comprised of $13.8 million of Commercial Mortgages held for investment, $6.0 million of CMBS and $4.5 million of finance receivables. Commercial Mortgages and CMBS resulted from the purchase of $17.5 million of condominium conversion loans and purchase of a $10.1 million residual interest in securitization from ICIFC in March 1997, respectively. Finance receivables were the result of providing warehouse financing to ICCC for the origination of Commercial Mortgages.

     Expenses for the period from January 15, 1997 (commencement of operations) through June 30, 1997 were $3.7 million which was comprised primarily of stock compensation expense of $2.7 million, interest expense related to borrowings of $802,000, of which $371,000 was from non-affiliated borrowings and $431,000 was the result of borrowings from IWLG and other affiliates, and professional expenses of $179,000. Stock compensation expense was due to the issuance of 300,000 shares of ICH Common Stock. Stock compensation expense represents the difference between the price at which ICH issued 300,000 shares of its Common Stock on February 3, 1997 ($.01 per share) and the estimated fair value of such shares for financial reporting purposes as determined by the Company's management, as of February 3, 1997 ($9.00 per share). Fair value was based primarily on management's projection of the Company's future cash flow and net earnings. Interest expense for the period from January 15, 1997 (commencement of operations) through June 30, 1997 was the result of average borrowings under warehouse facilities of $17.2 million. Professional services was primarily the result of allocation of costs from ICIFC of $178,000 for services performed by ICIFC management and staff for finance and accounting services, MIS, marketing, asset/liability management and reporting. Additionally, the Company recorded a provision for loan losses of $33,000 during the period from January 15, 1997 (commencement of operations) through June 30, 1997.

     Liquidity and Capital Resources

     The Company's principal liquidity requirements result from the need to fund the origination or purchase of Commercial Mortgages held for sale by ICCC and investment in Commercial Mortgages and CMBS by ICH. Prior to the IPO and the Contribution, ICCC was funded by intercompany borrowings and
     $500,000 from the issuance of capital stock. ICH was funded by $15.0 million in investments by IMH, $900,000 in borrowings from IMH and a $200.0 million warehouse line agreement. Subsequent to the IPO and the Contribution, the Long-Term Investment Operations and the Conduit Operations were funded by warehouse line agreements with a major investment banking firm, proceeds from the issuance of common stock and affiliated borrowings.

     For the period from January 15, 1997 (commencement of operations) through June 30, 1997, net cash used in operating activities was $(944,000) primarily due to $(1.2) million in advances to affiliates.

     For the period from January 15, 1997 (commencement of operations) through June 30, 1997, net cash used in investing activities was $(58.5) million. Cash flows were negatively affected due to the acquisition of Commercial Mortgages and CMBS and providing warehouse financing to ICCC.

     For the period from January 15, 1997 (commencement of operations) through June 30, 1997, net cash provided by financing activities was $69.2 million. Cash flows were positively affected by borrowings under warehouse line agreements, other affiliated borrowings to fund the purchase of CMBS and the issuance of 3,000,000 shares of ICH Preferred Stock in March 1997 to IMH.

     In April 1997, as a stand-alone, ICH entity entered into a warehouse line agreement which provides up to $200.0 million to finance the Company's businesses. Terms of the warehouse line of credit require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the warehouse line agreement are based on the type of mortgage collateral used and generally range from 85% to 88% of the fair market value of the collateral. Management believes that the warehouse line agreement will be sufficient to handle the Company's liquidity needs.

     On August 4, 1997, the Company's Registration Statement (file number 333-25423) used in connection with the sale of its Common Stock for the IPO was declared effective by the Securities and Exchange Commission. On August 8, 1997, the Company raised $88.2 million, net of underwriting expenses, from its IPO as stockholders purchased 6,325,000 shares of common stock at a price of $15.00 per share. Underwriting discount and commissions were $6.6 million and the total expenses were approximately $1.1 million, which the Company believes is a reasonable estimated of such expenses. The net offering proceeds to the Company, after deducting the above expenses, were $87.2 million of which $36.8 million was used to reduce borrowings under warehouse facilities, $18.7 and $12.4 million was used to purchase Commercial Mortgages and CMBS, respectively, $3.9 million was used to purchase a 50% interest in a commercial office building, IMH/ICH Dove Street, LLC ("Dove") and $15.4 million was used for general working capital needs.

     In August 1997, the Company agreed to provide to IMH a $15.0 million revolving line of credit expiring on August 8, 1998 at an interest rate determined at the time of each advance with interest and principal paid monthly. As of September 30, 1997, there was no balance outstanding on the line of credit.

     In October 1997, the Company agreed to provide to ICIFC, a $15.0 million revolving line of credit expiring on December 31, 1997 at an interest rate of Prime plus 1% with interest and principal paid monthly. As of October 31, 1997, there was $2.0 million outstanding on the line of credit.

                           PART II. OTHER INFORMATION


     ITEM 1 - 5:   NOT APPLICABLE.


     ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K.


               (a)  Exhibits

                Exhibit 11. Pro Forma Statement Regarding Computation of
                            Earnings per Share

                                                   IMH COMMERCIAL HOLDINGS, INC.
                                   Pro Forma Statement Regarding Computation of Earnings per share
                                              (in thousands, except per share data)


                                                                                                      For the period from
                                                                                                        January 15, 1997
                                                                       For the Three Months       (commencement of operations)
                                                                       Ended June 30, 1997           through June 30, 1997

                                                                    ---------------------------  -------------------------------

         Net earnings                                                 $                    319    $                      (2,367)
                                                                    ===========================  ===============================

         Average number of  pro forma shares outstanding                                 1,599                            1,599
                                                                    ===========================  ===============================

         Pro forma net earnings per share                             $                   0.20    $                       (1.48)
                                                                    ===========================  ===============================


                  (a)  27 Financial Data Schedule

                            (b)  Reports on Form 8-K:

                                   None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  IMH COMMERCIAL HOLDINGS, INC.

                                                   By:  /s/ Richard J. Johnson
                                                            Richard J. Johnson

                                                         Senior Vice President
                                                   and Chief Financial Officer

                                                      Date:  November 14, 1997