Form 10-Q
period 1997-09-30
IMH COMMERCIAL HOLDINGS INC
filed 1997-11-14
CIK 1036615

Securities and Exchange Commission
                              Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1997 or

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

                       Documents incorporated by reference

                                                           None



                    IMH COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY

                         1997 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS




                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONSOLIDATED FINANCIAL STATEMENTS - IMH COMMERCIAL HOLDINGS, INC.                                     Page #

              Consolidated Balance Sheets, September 30, 1997 and March 31, 1997.........................                3

              Consolidated Statements of Operations, Three-Months Ended September 30, 1997 and For the
              period  from January 15, 1997 (commencement of operations) through September 30, 1997......                4

              Consolidated Statement of Cash Flows, For the period from January 15, 1997 (commencement of
              operations ) through September 30, 1997....................................................                5

              Selected Notes to Consolidated Financial Statements........................................                6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                                                                             10

                           PART II. OTHER INFORMATION

ITEM 1. - 5.  NOT APPLICABLE                                                                                            14

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                                          14

              SIGNATURES                                                                                                15


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                     IMH COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS
                                     (dollars in thousands, except per share data)

                                                                           September 30, 1997        March 31, 1997
                                                                         ----------------------  ----------------------

                                 ASSETS
Cash and cash equivalents                                                $              18,847   $               4,400
Investment securities available for sale                                                12,390                       -
Residual interest in securitizations, held for trading                                   9,999                  10,025
Loan receivables:
     Finance receivables                                                                42,662                       -
     Commercial Mortgages held for investment                                           34,559                  17,535
     Allowance for loan losses                                                             (55)                    (13)
                                                                         ----------------------  ----------------------
          Net loan receivables                                                          77,166                  17,522

Property and equipment                                                                   3,901                       -
Due from affiliates                                                                      3,465                     134
Investment in ICCC                                                                       3,115                       -
Accrued interest receivable                                                                465                     128
Other assets                                                                               373                      41
                                                                         ----------------------  ----------------------
                                                                         $             129,721   $              32,250
                                                                         ======================  ======================

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse facilities                                                     $              12,984   $                   -
Borrowings from Imperial Warehouse Lending Group                                         2,526                  16,563
Due to affiliates                                                                        9,347                     520
Accrued interest expense                                                                    70                     150
Other liabilities                                                                           50                       -
                                                                         ----------------------  ----------------------
     Total Liabilities                                                                  24,977                  17,233
                                                                         ----------------------  ----------------------

Stockholders' Equity:
   Preferred  Stock;  $.01  par  value;  10,000,000  shares  authorized;
      0  and 3,000,000 issued or outstanding at September 30, 1997
      and at March  31, 1997, respectively                                                   -                      30
   Common Stock; $.01 par value; 46,000,000 shares authorized;
      7,344,789 and 599,000 shares issued and outstanding at September
      30, 1997 and March 31, 1997, respectively                                             73                       6
   Class A Common Stock; $.01 par value; 4,000,000 shares authorized;
      674,211 and 0 shares issued and outstanding at September 30, 1997
      and March 31, 1997, respectively                                                       7                       -
   Additional paid-in-capital                                                          104,918                  17,667
   Investment securities valuation allowance                                                16                       -
   Accumulated deficit                                                                    (270)                 (2,686)
                                                                         ----------------------  ----------------------
     Total Stockholders' Equity                                                        104,744                  15,017
                                                                         ======================  ======================
                                                                         $             129,721   $              32,250
                                                                         ======================  ======================


                See  accompanying notes  to consolidated financial statements.




                 IMH COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             ( dollars in thousands, except earnings per share data)

                                                                                                  For the period from
                                                                                                    January 15, 1997
                                                                      Three Months            (commencement of operations)
                                                                Ended September 30, 1997       through September 30, 1997
                                                               ---------------------------  ----------------------------------


Revenues
Interest income                                                $                     2,457    $                         3,810
Equity in net income of Imperial
    Commercial Capital  Corporation                                                    627                                627
Rental and other income                                                                 58                                 58
                                                               ----------------------------   --------------------------------
                                                                                     3,142                              4,495

Expenses
Interest expense on warehouse facilities                                               463                                788
Interest expense on other affiliated borrowings                                        205                                341
Interest expense on borrowings
      from Imperial Warehouse Lending Group                                             77                                418
Professional services                                                                  202                                380
General and administrative expense                                                      75                                 85
Provision for loan losses                                                               22                                 55
Advisory fee                                                                             1                                  1
Stock compensation expense                                                               -                              2,697
                                                               ----------------------------   --------------------------------
                                                                                     1,045                              4,765
                                                               ----------------------------   --------------------------------

Net earnings (loss)                                            $                     2,097    $                          (270)
                                                               ============================   ================================

Net earnings (loss) per common share                           $                      0.38    $                         (0.09)
                                                               ============================   ================================

Weighted average number of shares outstanding used in net
earnings (loss) per share computation                                            5,534,000                          2,974,000
                                                               ============================   ================================



                    See accompanying notes to consolidated financial statements.


                                    IMH COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (in thousands)

                                                                                         For the period from
                                                                                           January 15, 1997
                                                                                     (commencement of operations)
                                                                                      through September 30, 1997
                                                                                  -----------------------------------


Cash flows from operating activities:
   Net loss                                                                       $                             (270)
   Adjustments to reconcile net loss to net cash provided by  operating activities:
      Equity in net income of ICCC                                                                              (627)
      Stock compensation expense                                                                               2,697
      Provision for Commercial Mortgage losses                                                                    55
      Depreciation                                                                                                16
      Net change in accrued interest receivable                                                                 (465)
      Net change in other assets and liabilities                                                               5,559
      Net change in accrued interest expense                                                                      70
                                                                                  -----------------------------------
           Net cash provided by operating activities                                                           7,035

Cash flows from investing activities:
      Net change in Commercial Mortgages held for investment                                                 (34,559)
      Net change in finance receivables                                                                      (42,662)
      Purchase of investment securities available for sale                                                   (12,374)
      Purchase of residual interest in securitization                                                        (10,098)
      Principal reductions on residual interest in securitizations                                                99
      Net change in property and equipment                                                                    (3,917)
      Contributions to ICCC                                                                                   (2,375)
                                                                                  -----------------------------------
           Net cash used in investing activities                                                            (105,886)

Cash flows from financing activities:
      Net change in warehouse facilities                                                                      12,984
      Net change in borrowings from Imperial Warehouse Lending Group                                           2,526
      Issuance of common stock                                                                               102,188
                                                                                  -----------------------------------
           Net cash provided by financing activities                                                         117,698

Cash and cash equivalents at end of period                                        $                           18,847
                                                                                  ===================================

Supplementary information:
      Interest paid                                                               $                            1,477
                                                                                  ===================================



                See accompanying notes to consolidated financial statements.

                       IMH COMMERCIAL HOLDINGS, INC. and SUBSIDIARY
                        Notes to Consolidated Financial Statements


     Unless the context otherwise requires, references herein to the "Company"' refer to IMH Commercial Holdings, Inc. ("ICH"), its subsidiary IMH/ICH Dove Street, LLC ("Dove"), and Imperial Commercial Capital Corporation ("ICCC"), collectively. References to ICH refer to IMH Commercial Holdings, Inc. as a separate entity from ICCC or Dove.

1.    Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from January 15, 1997 (commencement of operations) through September 30, 1997 are not necessarily indicative of the results that may be expected for the period from January 15, 1997 (commencement of operations) through December 31, 1997.

     References to financial information of ICH reflects the financial results of the Long-Term Investment Operations ("Long-Term Investment Operations") for the period from January 15, 1997 (commencement of operations) through September 30, 1997, financial results of ICH's equity interest in net income in ICCC as a stand-alone entity, subsequent to the Contribution (as discussed below), and the financial results of Dove for the period from August 25, 1997 through September 30, 1997. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Significant Transactions" for additional information on the Contribution. The results of operations of ICCC, of which 95% of the economic interest is owned by ICH, are included in the results of operations for ICH as "Equity of net income of ICCC."

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

     ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions, mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations, which invests primarily in Commercial Mortgages and mortgage-backed securities on commercial properties ("CMBS") and subsequent to the IPO, engages in the Conduit Operations, which originates, purchases and sells or securitizes Commercial Mortgages. In April, 1997, ICH secured a $200.0 million warehouse line agreement to finance the origination and purchase of Commercial Mortgages. The Company's Conduit Operations operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division.

     Long-Term Investment Operations

     The Long-Term Investment Operations invests primarily in adjustable rate Commercial Mortgages for long-term investment and CMBS backed by such Commercial Mortgages. Income is earned principally from the net interest income received by the Company on the Commercial Mortgages, finance receivables, and CMBS purchased and held in its portfolio. At September 30, 1997, the Company's earning assets consisted of $34.6 million in Commercial Mortgages, $42.7 million in finance receivables and $22.4 million in CMBS.

     Conduit Operations

     The Company's Conduit Operations, subsequent to the IPO, operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division.

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

     Retail Division. This Division originates Commercial Mortgages for properties including general retail property such as shopping centers, super markets and department stores, light industrial property, and office buildings. The Retail Division offers smaller balance ($500,000 to $1.5 million) fixed and adjustable rate Commercial Mortgages to developers and project owners for smaller properties and projects than those funded by the Correspondent and Bulk Purchase Division. Although processing and funding operations relating to these Commercial Mortgages are performed centrally at ICCC's executive offices, the Company has targeted major metropolitan areas for the opening of satellite offices for regional originations. A portion of the adjustable rate Commercial Mortgages that will be originated by the Retail Division may be held in portfolio by the Long-Term Investment Operations, while the balance thereof and a substantial portion of the fixed rate Commercial Mortgages originated will be resold by the Conduit Operations through bulk sale or REMIC securitizations.

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

3.    Investment in Imperial Commercial Capital Corporation

     The Company records its investment in ICCC on the equity method. The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC.

     Summarized financial information for ICCC (in thousands):

                                                      BALANCE SHEETS

                                                                      September 30, 1997                  March 31, 1997
                                                              ---------------------------------   ----------------------------
                             ASSETS
    Cash                                                       $                         1,790     $                        -
    Commercial Mortgages held for sale                                                  52,841                              -
    Due from affiliates                                                                    574                            411
    Premises and equipment, net                                                            270                            130
    Other assets                                                                           238                             13
    Accrued interest receivable                                                            207                              -
                                                              ---------------------------------   ----------------------------
                                                               $                        55,920     $                      554
                                                               =================================  ============================

              LIABILITIES AND SHAREHOLDERS' EQUITY
    Borrowings from affiliates                                 $                        49,926     $                        -
    Other liabilities                                                                    1,516                            153
    Due to affiliates                                                                    1,199                             61
                                                              ---------------------------------   ----------------------------
            Total liabilities                                                           52,641                            214

    Shareholders' Equity:
          Preferred Stock                                                                2,875                            500
          Common Stock                                                                       1                              1
          Contributed capital                                                              150                             25
          Retained earnings (accumulated deficit)                                          253                           (186)
                                                              ---------------------------------   ----------------------------
            Total shareholders' equity                                                   3,279                            340
                                                              ---------------------------------   ----------------------------

                                                               $                        55,920     $                      554
                                                              =================================   ============================





                                                 STATEMENTS OF OPERATIONS

                                                                                                 For the period from
                                                                                                   January 15, 1997
                                                              For the Three Months         (commencement of operations)
                                                            Ended September 30, 1997          through September 30, 1997
                                                         -------------------------------  ---------------------------------

Revenues
Interest income                                                                   1,090    $                          1,321
Gain on sale of loans                                                             1,508                               1,527
Loan servicing and other income                                                      16                                  36
                                                          -------------------------------  ---------------------------------
                                                                                  2,614                               2,884

Expenses:
Interest expense on affiliated borrowings                                          1,076                               1,291
Professional services                                                               196                                 374
Stock compensation expense                                                          125                                 150
General and administrative expense                                                  132                                 266
Provision for repurchases                                                            69                                  90
Personnel expense                                                                   100                                 271
                                                           ------------------------------- ---------------------------------
                                                                                  1,698                               2,442

Earnings before income taxes                                                        916                                 442

Income tax expense                                                                  387                                 189
                                                           ------------------------------- ---------------------------------
Net earnings                                             $                          529    $                            253
                                                           =============================== =================================


4.    Investment Securities Available-for-Sale

     The Company classifies investment and mortgage-backed securities as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and commercial mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

     At  September  30, 1997,  ICH's  investment  securities  available-for-sale included $12.4 million of subordinated securities collateralized by Commercial Mortgages. In general, subordinated classes of a particular series of securities bear all losses prior to the related senior classes. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity.

5.    Residual Interest in Securitization

     The accompanying 1997 balance sheet includes one residual interest in securitization ("residual") of real estate mortgage investment conduits ("REMICS") which was recorded as a result of a 1995 securitization by Imperial Credit Industries, Inc. ("ICII") of commercial loans through a special purpose trust vehicle. ICII has one director who also serves on the Board of ICH. ICH purchased the residual in March 1997 from ICI Funding Corporation ("ICIFC"), the Conduit Operations for IMH, for $10.1 million. ICIFC and ICH have estimated future cash flows from the residual utilizing assumptions that they believe are commensurate with the risk inherent in the investment and consistent with those that they believe would be utilized by an unaffiliated third-party purchaser and discounted at a rate commensurate with the risk involved. The Company has classified this residual as a held-for trading security. Unrealized gains and losses, net of related income taxes, will be recognized as a reduction to current earnings. To the Company's knowledge, there is currently no active market for the purchase or sale of this residual. At September 30, 1997, the Company recorded $10.0 million in residual interest in securitization which management estimates to approximate fair value.

     The Company financed the purchase of the residual with borrowings from ICII due December 2007 at a stated interest rate of 10%. At September 30, 1997, the balance of the affiliated borrowings was $7.9 million, which was included in due to affiliates on the balance sheet.

6.    Warehouse Facilities

     In April 1997, ICH as a stand-alone entity entered into a warehouse line agreement to provide up to $200.0 million to finance the Company's businesses. Terms of the warehouse line of credit require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the warehouse line agreement are based on the type of mortgage collateral used and generally range from 85% to 88% of the fair market value of the collateral. At September 30, 1997 ICH had $13.0 million outstanding in borrowings under warehouse facilities.

7.    Stockholders' Equity

     In August 1997, the Company completed its initial public offering of 6,325,000 shares of Common Stock. The Company raised $87.2 million in the IPO, net of $6.6 million underwriting discount and $1.1 million in other offering expenses. Upon the closing of the IPO, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of September 30, 1997, IMH owns 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

     On October 20, 1997 the Board of Directors declared a $0.15 cash dividend payable November 11, 1997 to stockholders of record on October 27, 1997.

8.    Subsequent Events

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

     References to financial information of ICH reflects the financial results of the Long-Term Investment Operations for the period from January 15, 1997 (commencement of operations) through September 30, 1997, financial results of ICH's equity interest in net earnings in ICCC as a stand-alone entity, subsequent to the Contribution, and the financial results of Dove for the period from August 25, 1997 through September 30, 1997.

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

     In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of the IPO into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which was $5.00 and the denominator of which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the IPO were automatically converted into shares of ICH non-voting Class A Stock at the same rate as the ICH Preferred Stock converted into ICH Common Stock. Shares of ICH Class A Stock convert into shares of ICH Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of the Common Stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased $10.1 million in mortgage-backed securities from ICIFC which was financed with a promissory note. The promissory note was repaid to ICII with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to ICIFC in connection with its purchase of condominium conversion loans. Subsequently, ICH entered a borrowing agreement with Imperial Credit Industries, Inc. ("ICII") for $7.9 million secured by $10.1 million CMBS

     In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Stock.

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

     Other Matters

     William D. Endresen, the ICH's current Senior Vice President and President and Director of ICCC, filed a petition for Chapter 7 bankruptcy in July 1995 in federal court, Santa Ana. The bankruptcy was discharged in November 1995.

     Results of Operations

     Three Months Ended September 30, 1997

     Revenues for the three months ended September 30, 1997 were $3.1 million primarily due to interest income earned on Commercial Mortgages, CMBS and finance receivables and equity in net earnings of ICCC. Revenues were comprised primarily of $389,000 of interest income earned on Commercial Mortgages held for investment, $725,000 of interest income from CMBS and $1.0 million of interest income earned on finance receivables with ICCC and $627,000 from the equity in net income of ICCC. Interest income for the three months ended September 30, 1997 was earned on total average Mortgage Assets of $77.0 million which was comprised of $18.7 million of Commercial Mortgages held for investment, $13.5 million of CMBS and $44.8 million of finance receivables. Commercial Mortgages resulted from the purchase of $19.7 million of condominium conversion loans originated by ICCC while CMBS and finance receivables were the result of the Company purchasing a $10.1 million residual interest in securitization from ICIFC in March 1997 and additional CMBS of $12.4 million in August and September 1997. Finance receivables were the result of providing warehouse financing to ICCC for the origination of Commercial Mortgages. Additionally, revenues for the quarter ended September 30, 1997 were positively affected by equity in net earnings of ICCC of $627,000. Equity in net earnings of ICCC during the third quarter of 1997 was primarily the result of whole loan sales of $36.7 million resulting in gain on sale of loans of $1.5 million.

     Expenses for the three months ended September 30, 1997 were $1.0 million comprised primarily of $745,000 of interest expense related to warehouse financing, of which $463,000 was from non-affiliated borrowings and $282,000 was the result of borrowings from Imperial Warehouse Lending Group, Inc., a subsidiary of IMH ("IWLG") and other affiliates, and professional expenses of $202,000. Interest expense for the three months ended September 30, 1997 was the result of average borrowings under warehouse facilities of $30.2 million. Professional services was primarily the result of allocation of costs from ICIFC of $169,000 for services performed by ICIFC management and staff for finance and accounting services, MIS, marketing, asset/liability management and reporting. Additionally, the Company recorded a provision for loan losses of $22,000 during the three months ended September 30, 1997. At September 30, 1997, the Company's allowance for loan losses expressed as a percentage of loan receivables which includes Commercial Mortgages held for investment and finance receivables was 0.07%. As the Company experiences increases in loan receivables and corresponding increases in delinquencies, the Company expects to add to the allowance for loan losses. The Company anticipates that expenses will increase in the future as the Company builds its infrastructure, increases its borrowings under warehouse lines of credit and reverse repurchase facilities and relies more heavily on RAI Advisors, LLC ("RAI" or the "Manager") for its day-to-day operations.

     For the period from January 15, 1997 (commencement of operations) through September 30, 1997

     Revenues for the period from January 15, 1997 (commencement of operations) through September 30, 1997 were $4.5 million due to interest income earned on Commercial Mortgage, CMBS and finance receivables. Revenues were comprised primarily of $1.0 million of interest income earned on Commercial Mortgages held for investment, $1.2 million of interest income from CMBS and $1.1 million of interest income earned on finance receivables with ICCC and $627,000 from the equity in net earnings of ICCC. Interest income for the period from January 15, 1997 (commencement of operations) through September 30, 1997 was earned on total average Mortgage Assets of $42.1 million which was comprised of $15.5 million of Commercial Mortgages held for investment, $8.5 million of CMBS and $18.1 million of finance receivables. Commercial Mortgages resulted from the purchase of $37.2 million of condominium conversion loans while CMBS were the result of the Company purchasing a $10.1 million residual interest in securitization from ICIFC in March 1997 and additional CMBS of $12.4 million in August and September 1997. Finance receivables were the result of providing warehouse financing to ICCC for the origination of Commercial Mortgages.

     Expenses for the period from January 15, 1997 (commencement of operations) through September 30, 1997 were $4.8 million which was comprised primarily of stock compensation expense of $2.7 million, interest expense related to borrowings of $1.5 million, of which $788,000 was from non-affiliated borrowings and $759,000 was the result of borrowings from IWLG and other affiliates, and professional expenses of $380,000. Stock compensation expense was due to the issuance of 300,000 shares of ICH Common Stock. Stock compensation expense represents the difference between the price at which ICH issued 300,000 shares of its Common Stock on February 3, 1997 ($.01 per share) and the estimated fair value of such shares for financial reporting purposes as determined by the Company's management, as of February 3, 1997 ($9.00 per share). Fair value was based primarily on management's projection of the Company's future cash flow and net earnings. Interest expense for the period from January 15, 1997 (commencement of operations) through September 30, 1997 was the result of average borrowings under warehouse facilities of $21.6 million. Professional services was primarily the result of allocation of costs from ICIFC of $346,000 for services performed by ICIFC management and staff for finance and accounting services, MIS, marketing, asset/liability management and reporting. Additionally, the Company recorded a provision for loan losses of $55,000 during the period from January 15, 1997 (commencement of operations) through September 30, 1997.

     Liquidity and Capital Resources

     The Company's principal liquidity requirements result from the need to fund finance receivables and Commercial Mortgages and CMBS acquired by the Long-Term Investment Operations and the origination or purchase of Commercial Mortgages held for sale by the Conduit Operations. Prior to the IPO, ICCC was funded by intercompany borrowings and $500,000 from the issuance of capital stock and ICH was funded by $15.0 million in investments by IMH, $900,000 in borrowings from IMH and a $200.0 million warehouse line. Subsequent to the IPO, the Long-Term Investment Operations and the Conduit Operations were funded by warehouse lines of credit, the proceeds from the issuance of capital stock and affiliated borrowings.

     For the period from January 15, 1997 (commencement of operations) through September 30, 1997, net cash provided by operating activities was $7.0 million. Net cash provided by operating activities was positively affected by $2.7 million in stock compensation expense related to the issuance of 300,000 shares of the common stock of ICH in February 1997. The remaining net cash provided by operating activities was primarily due to a net increase of $5.9 million in borrowings and advances from affiliates partially offset by a net increase of $465,000 in accrued interest receivable.

     For the period from January 15, 1997 (commencement of operations) through September 30, 1997, net cash used in investing activities was $(105.9) million. Net cash used in investing activities was negatively affected by net increases of $(34.6) million in Commercial Mortgages held for investment, $(42.7) million in finance receivables to ICCC, $(22.4) million in CMBS, $(3.9) million in property and equipment and $(2.4) million of contributions to ICCC.

     For the period from January 15, 1997 (commencement of operations) through September 30, 1997, net cash provided by financing activities was $117.7 million. Net cash provided by financing activities was positively affected by $102.2 million from the issuance of common stock and $15.5 million in borrowings from warehouse facilities.

     In April 1997, as a stand-alone entity, ICH entered into a warehouse line agreement which provides up to $200.0 million to finance the Company's businesses. Terms of the warehouse line of credit require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the warehouse line agreement are based on the type of mortgage collateral used and generally range from 85% to 88% of the fair market value of the collateral. Management believes that the warehouse line agreement will be sufficient to handle the Company's liquidity needs.

     On August 4, 1997, the Company's Registration Statement (file number 333-25423) used in connection with the sale of its Common Stock for the IPO was declared effective by the Securities and Exchange Commission. On August 8, 1997, the Company raised $88.2 million, net of underwriting expenses, from its IPO as stockholders purchased 6,325,000 shares of common stock at a price of $15.00 per share. Underwriting discount and commissions were $6.6 million and the total expenses were approximately $1.1 million, which the Company believes is a reasonable estimate of such expenses. The net offering proceeds to the Company, after deducting the above expenses, were $87.2 million of which $36.8 million was used to reduce borrowings under warehouse facilities, $18.7 million and $12.4 million was used to purchase Commercial Mortgages and CMBS, respectively, $3.9 million was used to purchase a 50% interest in a commercial office building, Dove, and $15.4 million was used for general working capital needs.

     In August 1997, the Company agreed to provide to IMH a $15.0 million revolving line of credit expiring on August 8, 1998 at an interest rate of determined at the time of each advance with interest and principal paid monthly. As of September 30, 1997, there was no balance outstanding on the line of credit.

     In October 1997, the Company agreed to provide to ICIFC a $15.0 million revolving line of credit expiring on December 31, 1997 at an interest rate of Prime plus 1% with interest and principal paid monthly. As of October 31, 1997, there was $2.0 million outstanding on the line of credit.

                           PART II. OTHER INFORMATION


     ITEM 1 - 5:    NOT APPLICABLE


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                   (a)  Exhibits





         Exhibit 10.10

                           REAL ESTATE PURCHASE, SALE

                              AND ESCROW AGREEMENT

                                 by and between

                                TW/BRP DOVE, LLC

                                       and

                            IMH/ICH DOVE STREET, LLC


                           Dated as of August 25, 1997

                                       for

                           Bank of California Building
                                1401 Dove Street
                            Newport Beach, California

                 REAL ESTATE PURCHASE, SALE AND ESCROW AGREEMENT

                                Summary Statement

This Summary Statement is attached to and made in part of that certain Real Estate Purchase, Sale and Escrow Agreement dated as of the 25th day of August, 1997 by and between the Seller and Purchaser referenced below.

1.  DATE OF AGREEMENT:          August 25, 1997

2.  SELLER:  TW/BRP Dove, LLC, a Delaware limited liability company

3.  PURCHASER: IMH/ICH Dove Street, LLC, a California limited liability company

4.  PROPERTY DESCRIPTION:

         a)  Address:  1401 Dove Street, Newport Beach, California.

         b)  Nature of Improvements:  6-Story Office Building on 3,596
                                           Acre Site

         c)  Rentable Square Footage:  Approximately 73,791

5.  PURCHASE PRICE:  As provided below ($7,800,000 plus costs)

6.  CLOSING DATE:     August 27, 1997

7.  TITLE AND ESCROW COMPANY:  Commonwealth Land Title Insurance Company

                     REAL ESTATE PURCHASE AND SALE AGREEMENT


         THIS REAL ESTATE PURCHASE, SALE AND ESCROW AGREEMENT ("Agreement") is made and entered into as of this 25th day of August, 1997 by and between TW/BRP DOVE, LLC, a Delaware limited liability company ("Seller"), and IMH/ICH DOVE STREET, LLC, a California limited liability company ("Purchaser").

                                    RECITALS

         A. Ken Development Company ("Original Seller") and Transwestern Investment Company, LLC ("Original Purchaser") have entered into that certain Real Estate Purchase and Sale Agreement dated May 30, 1997 ("Sale Agreement") providing for the sale by Original Seller of property and improvements commonly known as 1401 Dove Street, Newport Beach, California (the "Property") to Original Purchaser or its assignee.

         B. Original Seller, Original Purchaser and American Investors Escrow, Inc. ("American") have entered into an Escrow Agreement dated June 13, 1997 (the "Closing Escrow") to provide for (1) the holding and disposition of the earnest money under the Sale Agreement, and (2) the closing of the transaction contemplated by the Sale Agreement.

         C. Original Purchaser has assigned all of its right, title and interest in the Sale Agreement and the Closing Escrow to Seller.

         D. Concurrently with Seller's acquisition of the Property, Purchaser desires to purchase the Property from Seller in accordance with the terms hereof.

                                   AGREEMENTS

         NOW, THEREFORE, in consideration of the mutual covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Seller and Purchaser agree as follows:

     1. AGREEMENT FOR PURCHASE AND SALE. Seller agrees to sell, and Purchaser agrees to purchase, subject to the terms and conditions contained herein, the Property, together with:
                          (a) (i) all of Seller's right, title and interest in and to all rights of way, tenements, hereditaments,
                                            easements,     rights,    interests,
                                            claims, minerals and mineral rights,
                                            water  and  water  rights,   utility
                                            capacity and appurtenances,  if any,
                                            in any way belonging or appertaining
                                            to  the  Property  and  (ii)  all of
                                            Seller's right,  title and interest,
                                            if  any,  in and  to  all  adjoining
                                            streets,   alleys,   private  roads,
                                            parking  areas,  curbs,  curb  cuts,
                                            sidewalks,   landscaping,   signage,
                                            sewers and public ways,  if not part
                                            of the Property  (collectively,  the
                                            "Appurtenant Rights"); and

                          (b)               all of  Seller's  right,  title  and
                                            interest  in and  to any  equipment,
                                            machinery  and  property   which  is
                                            altered  to  the  Property  so as to
                                            constitute fixtures under California
                                            law ("Fixtures"),  including without
                                            limitation,  all hearing, lighting ,
                                            air conditioning, ventilating,
                                            plumbing,  electrical or other
                                            mechanical  equipment and other
                                            equipment and personal  property at
                                            the Property  (collectively, the
                                            "Personal Property"); and

                          (c) all of Seller's right, title and interest as landlord in and to all leases, tenancies and rental or occupancy agreements granting possessory rights in, on or covering
                                            the  Property,   together  with  all
                                            modifications,           extensions,
                                            amendments and  guarantees  thereof,
                                            and security  deposits  with respect
                                            thereto      (collectively,      the
                                            "Leases"); and

                          (d) to the extent assignable, all of Seller's right, title and interest in and to the contracts, agreements, guarantees, warranties and
                                            indemnities,    written   or   oral,
                                            affecting the ownership,  operation,
                                            management  and  maintenance  of the
                                            Property,     Appurtenant    Rights,
                                            Fixtures,   Personal   Property  and
                                            Leases      (collectively,       the
                                            "Contracts"); and

                          (e) to the extent assignable, all of Seller's right, title and interest in and to all (i) plans, models,
                                            drawings,            specifications,
                                            blueprints,   surveys,   engineering
                                            reports,  environmental  reports and
                                            other   technical   descriptions  or
                                            materials relating in any way to the
                                            Property,     Appurtenant    Rights,
                                            Personal Property,  Fixtures, Leases
                                            or  Contracts,  and  (ii)  licenses,
                                            franchises,  certificates, occupancy
                                            and   use   certificates,   permits,
                                            authorizations, consents, variances,
                                            waivers, approvals and the like from
                                            any    federal,    state,    county,
                                            municipal or other  governmental  or
                                            quasi-governmental   body,   agency,
                                            department,    board,    commission,
                                            bureau    or   other    entity    or
                                            instrumentality     affecting    the
                                            ownership,  operation or maintenance
                                            of the Property  (collectively,  the
                                            "Licenses").

         The Property, Appurtenant Rights, Personal Property, Fixtures, Leases, Contracts and Licenses and other property described above are collectively referred to herein as the "Property."

     2. PURCHASE PRICE. The purchase price for the Property shall be the aggregate amount (the "Purchase Price") equal to the sum of $5,848,177.21 (the "Closing Amount"), (b) $1,850,000.00 (the "Member Amount") and (c) the amount required to be paid by Purchaser to comply with the terms of this Agreement, including, without limitation, all premiums for title insurance, the documentary transfer taxes, escrow charges, recording charges and other amounts referenced in Section 6 below (the "Second Closing Amount"). The Purchase Price shall be deposited with Commonwealth Land Title Company ("Escrow Holder") by wire transfer pursuant to the wire transfer instructions as shown on Schedule 1 attached hereto prior to 5 p.m. (California time) on August 26, 1997.

     3. ESCROW; CLOSING CONDITIONS.

                  3.1 Escrow. Upon the execution of this Agreement by Purchaser and Seller, and the acceptance of this Agreement by Escrow Holder in writing, this Agreement shall constitute the joint escrow instructions of Purchaser and Seller to Escrow Holder to open an escrow ("Escrow") for the consummation of the sale of the Property to Purchaser pursuant to the terms of this Agreement. Upon the Close of Escrow, Escrow Holder shall pay any sum owned to Seller with immediately available federal funds.

                  3.2      Closing Date.  The Escrow shall close ("Close of
                                          Escrow") on August 27, 1997.

                  3.3 Conveyance. On the Closing Date, Seller shall transfer and convey title to the Property to Purchaser as follows:

                          (a) delivering to Escrow Holder a grant deed ("Deed"), subject only to the exceptions as described on Exhibit A attached hereto (the "Permitted Exceptions"), executed by Seller, that conveys the simple title to the Property, Fixtures and Appurtenant Rights to Purchaser;

                          (b) delivering to Escrow Holder a bill of sale, executed by Seller, that transfers the Personal Property to Purchaser;

                          (c) delivering to Escrow Holder, an assignment and assumption, executed by Seller and Purchaser, that transfers all of Seller's right, title, and interest in and to the Contracts, the Licenses, and the Leases, to Purchaser (the "Assignment and Assumption").

The foregoing documents and instruments are collectively referred to herein as the "Conveyance Documents."

         4.                REPRESENTATIONS AND WARRANTIES.

                         (a) Seller represents and warrants to Purchaser, as of the date hereof and again on the Closing Date, that Seller is dully organized, validly existing and in good standing under the laws of the State of California. Seller has all necessary power and authority to enter into this Agreement and to consummate all of the transactions contemplated herein.  The  individuals  executing
                                            this  Agreement  on behalf of Seller
                                            are  duly   authorized  to  execute,
                                            deliver and perform  this  Agreement
                                            on  behalf  of  Seller  and to  bind
                                            Seller according to its terms.  This
                                            Agreement  and all  documents  to be
                                            executed by Seller and  delivered to
                                            Purchaser hereunder (A) are and will
                                            be  the  legal,  valid  and  binding
                                            obligations  of Seller,  enforceable
                                            in accordance with their terms,  (B)
                                            do not or will  not  contravene  any
                                            provision of Seller's organizational
                                            documents or any  existing  laws and
                                            regulations  applicable to Seller or
                                            the   Property   and  (C)  will  not
                                            conflict   with  or   result   in  a
                                            violation    of    any    agreement,
                                            instrument, order, writ, judgment or
                                            decree to which Seller is a party or
                                            is  subject  or  which  governs  the
                                            Property;

                           (b) Purchaser represents and warrants to Seller, now and again on the Closing Date that: (i) Purchaser has all necessary power and authority to enter into this Agreement and to consummate all the transactions contemplated herein, (ii) the individuals executing this Agreement on behalf of Purchaser are duly authorized to execute, deliver and perform this Agreement on behalf of Purchaser and to bind Purchaser according  to its  terms,  and (iii)
                                            this  Agreement and all documents to
                                            be   executed   by   Purchaser   and
                                            delivered  to Seller  hereunder  (A)
                                            are and will be the legal, valid and
                                            binding  obligations  or  Purchaser,
                                            enforceable in accordance with their
                                            terms,   (B)  do  not  or  will  not
                                            contravene    any    provision    of
                                            Purchaser's organizational documents
                                            or any existing laws and regulations
                                            applicable to Purchaser and (C) will
                                            not  conflict  with or  result  in a
                                            violation    of    any    agreement,
                                            instrument order, writ,  judgment or
                                            decree to which Purchaser is a party
                                            or is subject.

                          (c) All of the representations and warranties of Seller and Purchaser contained in this Section 4 are material, none shall merge into the deed herein provided for and all shall survive the Closing Date or termination of this Agreement for a period of one (1) year.

     5. DELIVERY OF DOCUMENTS.

                          (a) On or before August 26, 1997, Seller shall deliver the following documents (the "Closing Documents") to Escrow Agent:

                           (i)      the Conveyance Documents executed by Seller;

                           (ii)     Seller's counterpart of closing and
         proration statement, executed by Seller;

                           (iii) a certification of nonforeign statue satisfying
         Section 1445 of the Internal Revenue Code, executed by Seller;

                           (iv) evidence of Seller's existence and authority to perform its obligations under this Agreement, in form and substance reasonably satisfactory to Purchaser and Title Company;

                           (v) a certified copy of the resolutions or declarations of Seller or the partners or Seller, as applicable, authorizing the transaction contemplated by this Agreement or other satisfactory evidence of authorization.

                    (b) On or before August 26, 1997, Purchaser shall deliver
                        the following to Escrow Agent:

                           (i) counterparts of the Assignment and Assumption, executed by Purchaser or its assignee;

                           (ii) counterparts of the closing and petition statement, executed by Purchaser or its assignee;

                           (iii)    the Purchaser Price; and

                           (iv) such other documents, instruments or agreements as may be reasonably requested by (A) Seller, in order to consummate this Agreement or (B) Title Company or the Escrow Holder, in order to issue the Title Policy pursuant to the terms hereof, and to otherwise consummate the Closing.

     6. DISBURSEMENT OF ESCROW. Provided that (a) each of the deposits required under Section 5 hereof have been made, (b) Escrow Holder is prepared to insure title in the Property in the name of Purchaser subject only to the Permitted Exceptions, and (c) all conditions in the Closing Escrow have been satisfied and the Closing Escrow is prepared to disburse, then Escrow Holder shall (i) transmit the Members Amount to Seller pursuant to the instructions set forth on
Schedule 2 attached hereto, (ii) apply the Closing Amount to close the Closing Escrow, (iii) pay the closing costs out to the Second Closing Amount, (iv) record the Deed, (v) deliver the Bill of Sale and Assignment to Purchaser, (vi) deliver counterparts of the Assignment and Assumption and the closing and proration statements to Purchaser and Seller, and (vii) deliver any remaining funds to Purchaser.

     7. CLOSING COSTS. Purchaser shall pay as regard to: (a) any stamp tax, sales tax, documentary transfer tax or other tax imposed on the transfer of the Property, (b) the cost of the ALTA Title policy, and the endorsements thereto required under the terms of this Agreement, (c) all Escrow Holder's fees and (d) all of Seller's closing, title, recording, proration and other costs under the Sale Agreement.

     8. POSSESSION. Possession of the Property shall be delivered to Purchaser at Closing, free and clear of all liens and claims other than Permitted Exceptions and the rights of the tenants.

     9. BROKERS. Each party agrees to indemnify, defend and hold harmless the other party, its successors, assigns and agents, from and against the payment of any commission, compensation, loss, damages, costs and expenses (including without limitation attorneys' fees and costs) incurred in connection with, or arising out of, claims for any broker's, agent's or finder's fees of any person claiming by or through such party. The obligations of Seller and Purchaser under this Section 9 shall survive the Closing and the termination of this Agreement.


     10. PROPERTY "AS IS".

                  9.1 No Side Agreements or Representations. No person acting on behalf of Seller is authorized to make, and by execution hereof, Purchaser acknowledges that no person has made any representation, agreement, statement, warranty, guarantee or promise regarding the Property or the transaction contemplated herein or the zoning, construction, physical condition or other status of the Property except as may be expressly set forth in this Agreement. No representation, warranty, agreement, statement, guarantee or promise, if any, made by any person acting on behalf of Seller which is not contained in this Agreement will be valid or binding on Seller.

                  9.2 "AS IS" CONDITION. PURCHASER ACKNOWLEDGES AND AGREES THAT, EXCEPT AS SPECIFICALLY PROVIDED IN THIS AGREEMENT, SELLER HAS NOT MADE, DOES NOT MAKE AND SPECIFICALLY NEGATES AND DISCLAIMS ANY REPRESENTATIONS, WARRANTIES, PROMISES, COVENANTS, AGREEMENTS OR GUARANTIES OF ANY KIND OR CHARACTER WHATSOEVER, WHETHER EXPRESS OR IMPLIED, ORAL OR WRITTEN, PAST, PRESENT OR FUTURE, OF, AS TO, CONCERNING OR WITH RESPECT TO: (I) VALUE; (II) THE INCOME TO BE DERIVED FROM THE PROPERTY; (III) THE SUITABILITY OF THE PROPERTY FOR ANY AND ALL ACTIVITIES AND USES WHICH PURCHASER MAY CONDUCT THEREON, INCLUDING THE
POSSIBILITIES FOR FUTURE DEVELOPMENT OF THE PROPERTY; (IV) THE HABITABILITY, MERCHANTABILITY, MARKETABILITY, PROFITABILITY OR FITNESS FOR A PARTICULAR PURPOSE OF THE PROPERTY; (V) THE MANNER, QUALITY, STATE OF REPAIR OR LACK OF REPAIR OF THE PROPERTY; (VI) THE NATURE, QUALITY OR CONDITION OF THE PROPERTY, INCLUDING WITHOUT LIMITATION, THE WATER, SOIL AND GEOLOGY; (VII) THE COMPLIANCE OF OR BY THE PROPERTY OR ITS OPERATION WITH ANY LAWS, RULES, ORDINANCES OR REGULATIONS OF ANY APPLICABLE GOVERNMENTAL AUTHORITY OR BODY; (VIII) THE MANNER OR QUALITY OF THE CONSTRUCTION OR MATERIALS, IF ANY, INCORPORATED INTO THE PROPERTY; (IX) COMPLIANCE WITH ANY ENVIRONMENTAL PROTECTION, POLLUTION OR LAND USE LAWS, RULES, REGULATIONS, ORDERS OR REQUIREMENTS, INCLUDING, BUT NOT LIMITED TO, TITLE III OF THE AMERICANS WITH DISABILITIES ACT OF 1990, CALIFORNIA HEALTH & SAFETY CODE, THE FEDERAL WATER POLLUTION CONTROL ACT, THE FEDERAL RESOURCE
CONSERVATION AND RECOVERY ACT, THE U.S. ENVIRONMENTAL PROTECTION AGENCY REGULATIONS AT 40 C.F.R., PART 261. THE

COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION AND LIABILITY ACT OF 1980. AS AMENDED, THE RESOURCE CONSERVATION AND RECOVERY ACT OF 1976, THE CLEAN WATER ACT, THE SAFE DRINKING WATER ACT, THE HAZARDOUS MATERIALS TRANSPORTATION ACT, THE TOXIC SUBSTANCE CONTROL ACT, AND REGULATIONS PROMULGATED UNDER ANY OF THE FOREGOING; (X) THE PRESENCE OR ABSENCE OF HAZARDOUS MATERIALS AT, ON, UNDER OR ADJACENT TO THE PROPERTY; (XI) THE CONTENT; (XII) THE CONFORMITY OF THE IMPROVEMENTS TO ANY PLANS OR SPECIFICATIONS FOR THE PROPERTY, INCLUDING ANY PLANS AND SPECIFICATIONS THAT MAY HAVE BEEN OR MAY BE PROVIDED TO PURCHASE;
(XIII) THE CONFORMITY OF THE PROPERTY TO PAST, CURRENT OR FUTURE APPLICABLE ZONING OR BUILDING REQUIREMENTS; (XIV) DEFICIENCY OF ANY UNDERSCORING; (XV) DEFICIENCY OF ANY DRAINAGE; (XVI) THE FACT THAT ALL OR A PORTION OF THE PROPERTY MAY BE LOCATED ON OR NEAR AN EARTHQUAKE FAULT LINE; (XVII) THE EXISTENCE OF
VESTED LAND USE, ZONING OR BUILDING ENTITLEMENTS AFFECTING THE PROPERTY; OR (XVIII) WITH RESPECT TO ANY OTHER MATTER, PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT HAVING BEEN GIVEN THE OPPORTUNITY TO INSPECT THE PROPERTY AND REVIEW INFORMATION AND DOCUMENTATION AFFECTING THE PROPERTY, PURCHASER IS RELYING SOLELY ON ITS OWN INVESTIGATION OF THE PROPERTY AND REVIEW OF SUCH INFORMATION AND DOCUMENTATION, AND NOT ON ANY INFORMATION PROVIDED OR TO BE PROVIDED BY SELLER. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT ANY INFORMATION MADE AVAILABLE TO PURCHASER OR PROVIDED OR TO BE PROVIDED BY OR ON BEHALF OF SELLER WITH RESPECT TO THE PROPERTY WAS OBTAINED FROM A VARIETY OF SOURCES AND THAT SELLER HAS NOT MADE ANY INDEPENDENT INVESTIGATION OR VERIFICATION OF SUCH INFORMATION AND MAKES NO REPRESENTATIONS AS TO THE ACCURACY OR COMPLETENESS OF SUCH INFORMATION. PURCHASER AGREES TO FULLY AND IRREVOCABLY RELEASE ALL SUCH SOURCES OF INFORMATION AND PREPARERS OF INFORMATION AND DOCUMENTATION AFFECTING THE PROPERTY WHICH WERE RETAINED BY SELLER FROM ANY AND ALL CLAIMS THAT THEY MAY NOW HAVE OR HEREAFTER ACQUIRE AGAINST SUCH SOURCES AND PREPARERS OF INFORMATION FOR ANY COSTS, LOSS, LIABILITY, DAMAGE, EXPENSES, DEMAND, ACTION OR CAUSE OF ACTION ARISING FROM SUCH INFORMATION OR DOCUMENTATION. SELLER IS NOT LIABLE OR BOUND IN ANY MANNER BY ANY ORAL OR WRITTEN STATEMENTS, REPRESENTATIONS OR INFORMATION PERTAINING TO THE PROPERTY, OR THE OPERATION THEREOF, FURNISHED BY ANY REAL ESTATE BROKER AGENT. EMPLOYEE, SERVANT OR OTHER PERSON. PURCHASER FURTHER ACKNOWLEDGES AND AGREES THAT TO THE MAXIMUM EXTENT PERMITTED BY LAW. THE SALE OF THE PROPERTY AS PROVIDED FOR HEREIN IS MADE ON A "AS IS"CONDITION AND BASIS WITH ALL FAULTS, AND THAT SELLER HAS NO OBLIGATIONS TO MAKE REPAIRS, REPLACEMENTS OR IMPROVEMENTS EXCEPT AS MAY OTHERWISE BE EXPRESSLY STATED HEREIN. PURCHASER REPRESENTS, WARRANTS AND COVENANTS TO SELLER THAT, EXCEPT FOR SELLER'S EXPRESS REPRESENTATIONS AND WARRANTIES SPECIFIED IN THIS AGREEMENT, PURCHASER IS RELYING SOLELY UPON PURCHASER'S OWN INVESTIGATION OF THE PROPERTY.

         11.               MISCELLANEOUS.

(a)  Time is of the essence of each provision of this Agreement.

(b) This Agreement and all provisions thereof shall extend to, be obligatory upon and inure to the benefit of the respective heirs, legatees, successors and assigns of the parties hereto.
(c) Except as provided herein, this Agreement contains the entire Agreement between the parties relating to the transactions contemplated hereby.

(d) This Agreement shall be governed by and construed in accordance with the laws of the State of California.

(e) If any of the provisions of this Agreement or the application thereof to any persons or circumstances shall, to any event, be deemed, invalid or unenforceable, the remainder of this Agreement and the application of such provisions to persons or circumstances other than those as to whom or which it is held invalid or unenforceable shall not be affected thereby.

(f) This Agreement and any document or instrument executed pursuant hereto may be executed in any number of counterparts, each of which shall be deemed an original, but all of which, together, shall constitute one and the same instrument.

(g) This Agreement shall not be construed more strictly against one party than against the other merely by virtue of the fact that the Agreement may have been prepared primarily by counsel for one of the parties, it being recognized that both Purchaser and Seller have contributed substantially and materially to the preparation of this Agreement.

(h) The Exhibits hereto may be finalized, initialed by both parties and inserted into this Agreement after this Agreement is fully executed and prior to the Approval Date.

(i) The Summary Statement attached to this Agreement is hereby incorporated herein and made a part hereof.

     12. TERMINATION. In the event all escrow deposits have not been received by Escrow Holder on or before 5:00 p.m. on August 26, 1997 or if Escrow Holder is not prepared to disburse under the Closing Escrow before 5:00 p.m. on August 27, 1997, Escrow Holder is hereby authorized and directed to continue to comply with this Agreement until it has received a written demand from any party hereto for the return of the deposits made hereunder by said party. Upon receipt of such demand, Escrow Holder is hereby authorized and directed to return to the party making such demand the deposits made by such party without notice to any other party and you may return all remaining deposits to the respective depositors thereof. Upon such returns, this Agreement shall be null and void.
                           [Intentionally left blank]

         IN WITNESS WHEREOF, Purchaser and Seller do hereby execute this Agreement as of the date first written.

PURCHASER:                                           SELLER:

IMH/ICH DOVE STREET, LLC,                            TW/BRP DOVE, LLC,
a California limited liability company               a Delaware limited
                                                     liability company


By: ______________________________                   By: ______________________
Name: ____________________________                   Name: ____________________
Title: _____________________________                 Title:  __________________


                           Acceptance by Escrow Holder


         Escrow Holder acknowledges receipt of the foregoing agreement and accepts the instructions contained therein.

Dated: _____________________________


                                             By: ______________________________
                                             Name: ____________________________
                                             Title:  __________________________

                                    EXHIBIT A


At the date hereof Exceptions to coverage in addition to the printed exceptions and exclusions in said policy form would be as follows:

A. General and special taxes, including any assessments collected with taxes, to be levied for the fiscal year 1997-1998, which are a lien not yet payable.

B.       General and special taxes for the fiscal year 1996-1997 have been paid.

Total:                              $40,608.00
First Installment:                   20,304.00
Second Installment:                  20,304.00

Homeowners' Exemption               $ none

Code:                               07 061
Parcel:  427 221 04

C. The lien of supplemental taxes, if any, assessed pursuant to the provisions of Section 75, et seq. of the Revenue and Taxation Code of the State of California.

1. Covenants, conditions and restrictions (deleting any restrictions indicating any preference, limitation or discrimination based on race, color, religion, sex, handicap, familial status or national origin) as set forth in the document.

Recorded:                  in book 9678 page 919, Official Records

Said covenants, conditions and restrictions provide that a violation thereof shall not defeat or render invalid the lien of any mortgage or deed of trust made in good faith and for value.

2. Covenants, conditions and restrictions (deleting any restrictions indicating any preference, limitation or discrimination based on race, color, religion, sex, handicap, familial status or national origin) as set forth in the document.

Recorded:                  in book 9993 page 475, Official Records

3. An easement for the purpose shown below and rights incidental thereto as set forth in document.

Granted to:                Southern California Edison Company
Purpose:          Public Utilities

Recorded:         in book 10458 page 894, Official Records

Affects:          a portion of said land described therein

4. The following unrecorded leases were disclosed by an instrument recorded September 21, 1989 as Instrument No. 89-506771, Official
         Records: [Revised]

Tenant:

[Revised per current rent roll.]



5. An easement for the purpose shown below and rights incidental thereto as set forth in document.

Granted to:       Pacific Bell
Purpose:          underground communication facilities

Recorded:         August 15, 1991 as Instrument No. 91-438055, Official
                  Records

Affects:          said land

WE HEREBY AMEND ITEM 14 TO SHOW THE FOLLOWING:

14. Any rights, interests, or claims which may exist or arise by reason of the following facts shown on a survey plat.

Entitled:                  2 GRE 1001
Dated:                     June 18, 1997
Prepared by:               Psomas & Associates

a) The fact that an electric pull box, an electric vault and electric transformer and vault on a concrete pad exists on said land.

b) The fact that a trash enclosure located on land adjacent on the Northwest encroaches onto said land by 0.5 feet.

WE HEREBY AMEND ITEM 1 TO SHOW THE FOLLOWING:

1. Covenants, conditions and restrictions (deleting any restrictions indicating any preference, limitation or discrimination based on race, color, religion, sex, handicap, familial status or national origin) as set forth in the document.

Recorded:      August 15, 1991 as Instrument No. 91-438055, Official Records

Affects:          said land

                               PAYOFF INFORMATION

Note No. 1: AS OF JANUARY 1, 1990, CHAPTER 598, CALIFORNIA STATUTES OF 1989, (AB 512; INSURANCE CODE SECTION 12413.1) BECOMES EFFECTIVE. THE LAW REQUIRES THAT ALL FUNDS BE DEPOSITED AND AVAILABLE FOR WITHDRAWAL BY THE TITLE ENTITY'S ESCROW OR SUBESCROW ACCOUNT PRIOR TO DISBURSEMENT OF ANY FUNDS.

ONLY CASH OR WIRED FUNDS CAN BE GIVEN IMMEDIATE AVAILABILITY UPON DEPOSIT.

CASHIER'S CHECKS, TELLER'S CHECKS AND CERTIFIED CHECKS MAY BE AVAILABLE ONE BUSINESS DAY AFTER DEPOSIT.

ALL OTHER FUNDS SUCH AS PERSONAL, CORPORATE OR PARTNERSHIP CHECKS AND DRAFTS MAY CAUSE MATERIAL DELAYS IN DISBURSEMENT OF FUNDS ON THIS ORDER.

IN ORDER TO AVOID DELAYS, ALL FUNDING SHOULD BE WIRE TRANSFERRED. OUTGOING WIRE TRANSFERS WILL NOT BE AUTHORIZED UNTIL CONFIRMATION OF THE RESPECTIVE INCOMING WIRE TRANSFER OR AVAILABILITY OF DEPOSITED CHECKS.

WIRING INFORMATION FOR THIS OFFICE IS AS FOLLOWS:

                           Union Bank
                           500 South Main Street
                           Orange, California 92668

                           ABA No. 122000496
                           Account No. 9120008290

        Exhibit 10.9

                    Revolving Credit And Term Loan Agreement
               dated August 21, 1997, between the registrant and
                    Imperial Credit Mortgage Holdings, Inc.


                  Imperial Credit Mortgage Holdings, Inc., a Maryland corporation ("IMH"), and IMH Commercial Holdings, Inc. a Maryland corporation
 ("ICH") agree as follows:

                                    ARTICLE I
                        AMOUNTS AND TERMS OF THE ADVANCES

                  SECTION 1.01. The Advances. ICH agrees, on the terms and conditions hereinafter set forth, to make advances (the "Advances") to IMH from time to time during the period from the date hereof to and including August 8, 1997 (the "Termination Date") in an aggregate amount not to exceed at any time outstanding $15,000,000 (the "Commitment"). Each Advance shall be in an amount not less than $10,000. Within the limits of the Commitment, IMH may borrow and repay pursuant to Section 1.06 and reborrow under this Section 1.01.

                  SECTION 1.02. Making the Advances. Each Advance shall be made on at least twenty-four hours notice from IMH to ICH specifying the date and amount thereof. Not later than 11:00 a.m. (Los Angeles time) on the date of such Advance and upon fulfillment of the applicable conditions set forth in Article II, ICH will make such Advance available to IMH in same day funds at IMH's address referred to in Section 6.02.

                  SECTION 1.03. Interest and Repayment. IMH shall repay, and shall pay interest on, the aggregate unpaid principal amount of all Advances in accordance with an unsecured promissory note of IMH, in substantially the form of Exhibit A hereto (the "Note" and collectively with this Agreement, the "Loan Documents"), evidencing the indebtedness resulting from such Advances and delivered to ICH pursuant to Article II.

                  SECTION 1.04. Optional Prepayments. IMH may prepay the Note in whole or in part with accrued interest to the date of such prepayment on the amount prepaid, provided, that each partial prepayment shall be in a principal amount not less than $10,000 and, if made after the Termination Date, shall be applied to the principal installments of the Note in the inverse order of their maturities.

                  SECTION 1.05. Payments and Computations. IMH shall make each payment under any Loan Document not later than 12:00 noon (Los Angeles time) on the day when due in lawful money of the United States of America to ICH at its address referred to in Section 6.02 in same day funds. All computations of interest under the Note and commitment fee hereunder shall be made by ICH on the basis of a year of 365 or 366 days, as the case may be, for the actual number of days (including the first day but excluding the last day) elapsed.

                  SECTION 1.06. Payment on Non-Business Days. Whenever any payment to be made hereunder or under the Note shall be stated to be due on a Saturday, Sunday or a public or bank holiday or the equivalent for banks generally under the laws of the State of California (any other day being a "Business Day"), such payment may be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of payment of interest or commitment fee, as the case may be.


                  SECTION 1.07. Final Repayment. All advances made under this Commitment shall become due and payable in full with accrued interest, without demand by ICH, by not later than the Termination Date.

                                   ARTICLE II
                              CONDITIONS OF LENDING

                  SECTION 2.01. Additional Conditions Precedent to All Advances. The obligation of ICH to make each Advance (including the initial Advance) shall be subject to the further conditions precedent that on the date of such Advance
(a) the following statements shall be true and ICH shall have received a certificate signed by a duly authorized officer of each Loan Party (as to each Loan Document to which it is a party), dated the date of such Advance, stating that:

                  (i) The  representations  and warranties  contained in Section
         3.01 of this Agreement are correct on and as of the date of such Advance as though made on and as of such date, and

                  (ii) No event has occurred and is continuing, or would result from such Advance, which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both.

                                   ARTICLE III
                         REPRESENTATIONS AND WARRANTIES

                  SECTION 3.01. Representations and Warranties of IMH. IMH represents and warrants as follows:

                  (a) IMH is a corporation duly incorporated, validly existing and in good standing under the laws of Maryland.

                  (b) The execution, delivery and performance by IMH of each Loan Document to which it is or will be a party are within IMH's corporate powers.


                  (c) No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by IMH of any Loan Document to which it is or will be a party.

                  (d) This Agreement is, and each other Loan Document to which IMH will be a party when delivered hereunder will be, legal, valid and binding obligations of IMH enforceable against IMH in accordance with their respective terms.

                  (e) There is no pending or threatened action or proceeding affecting IMH or any of its subsidiaries before any court, governmental agency or arbitrator, which may materially adversely affect the financial condition or operations of IMH or any subsidiary.

                  (f) IMH is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U issued by the Board of Governors of the Federal Reserve System), and no proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

                                   ARTICLE IV
                                EVENTS OF DEFAULT

                  SECTION 4.01. Events of Default. If any of the following events ("Events of Default") shall occur and be continuing:

                  (a) Failure to Make Payments When Due. Failure of IMH to pay any principal, interest or other amount due under the Note when due, whether at stated maturity, by demand or otherwise; or

                  (b) Breach of Covenants. Failure of IMH to perform or observe any other term, covenant or agreement on its part to be performed or observed pursuant to this Agreement or the Note; or

                  (c) Breach of Representation or Warranty. Any representation or warranty made by IMH to ICH in connection with this Agreement or the Note shall prove to have been false in any material respect when made; or

                  (d) Dissolution of IMH. Any order, judgment or decree shall be entered against IMH decreeing the dissolution or split-up of IMH; or

                  (e) Suspension of Business; Liquidation. Suspension of the usual business activities of IMH or the complete or partial liquidation of IMH's business; or

                  (f) Involuntary Bankruptcy, etc. (i) A court having jurisdiction in the premises shall enter a decree or order for relief in respect of IMH or any of its subsidiaries in an involuntary case under Title 11 of the United States Code entitled "Bankruptcy" (as now and hereinafter in effect, or any successor thereto, the "Bankruptcy Code") or any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, which decree or order is not stayed; or any other similar relief shall be granted under any applicable federal or state law; or (ii) an involuntary case shall be commenced against IMH or any of its subsidiaries under any applicable bankruptcy, insolvency or other similar law now or hereafter in effect; or a decree or order of a court having jurisdiction in the premises for the appointment of a receiver, liquidator, sequestrator, trustee, custodian or other officer having similar powers over IMH or any of its subsidiaries or over all or a substantial part of its property shall have been entered; or the involuntary appointment of an interim receiver, trustee or other custodian of IMH or any of its subsidiaries for all or a substantial part of its property shall have occurred; or a warrant of attachment, execution or similar process shall have been issued against any substantial part of the property of IMH or any of its subsidiaries, and, in the case of any event described in this clause (ii), such event shall have continued for 60 days unless dismissed, bonded or discharged; or

                  (g) Voluntary Bankruptcy, etc. An order for relief shall be entered with respect to IMH or any of its subsidiaries or IMH or any of its subsidiaries shall commence a voluntary case under the Bankruptcy Code or any applicable bankruptcy, insolvency or other similar law now or hereafter in effect, or shall consent to the entry of an order for relief in an involuntary case, or to the conversion of an involuntary case to a voluntary case, under any such law, or shall consent to the appointment of or taking possession by a receiver, trustee or other custodian for all or a substantial part of its property; or IMH or any of its subsidiaries shall make an assignment for the benefit of creditors; or IMH or any of its subsidiaries shall be unable or fail, or shall admit in writing its inability, to pay its debts as such debts become due; or the Board of Directors of IMH or any of its subsidiaries (or any committee thereof) shall adopt any resolution or otherwise authorize action to approve any of the foregoing;


then, and in any such event, ICH may, by notice to IMH, (i) declare its obligation to make Advances to be terminated, whereupon the same shall forthwith terminate, and (ii) declare the Note, all interest thereon and all other amounts payable under this Agreement to be forthwith due and payable, whereupon the Note, all such interest and all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by IMH.

                                    ARTICLE V
                                  MISCELLANEOUS

                  SECTION 5.01. Amendments, Etc. No amendment or waiver of any provision of this Agreement or the Note, nor consent to any departure by IMH therefrom, shall in any event be effective unless the same shall be in writing and signed by ICH and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

                  SECTION 5.02. Notices, Etc. All notices and other communications provided for hereunder shall be in writing (including facsimile, electronic transmission and telegraphic communication) and mailed or telegraphed or delivered, if to IMH, at its address at 20371 Irvine Avenue, Santa Ana
Heights, California 92707, Attention: Richard J. Johnson, Chief Financial Officer and if to ICH, at the same address, attention William S. Ashmore, President or, as to each party, at such other address as shall be designated by such party in a written notice to the other party. All such notices and communications shall, when mailed, be effective when deposited in the mails, respectively, addressed as aforesaid, except that notices to ICH pursuant to the provisions of Article I shall not be effective until received by ICH.

                  SECTION 5.03. No Waiver; Remedies. No failure on the part of ICH to exercise, and no delay in exercising, any right under any Loan Document shall operate as a waiver thereof; nor shall any single or partial exercise of any right under any Loan Document preclude any other or further exercise thereof or the exercise of any other right. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

                  SECTION 5.04. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles consistently applied, except as otherwise stated herein.

                  SECTION 5.05. Costs, Expenses and Taxes. IMH agrees to pay on demand all costs and expenses in connection with the preparation, execution, delivery, filing, recording and administration of the Loan Documents and the other documents to be delivered under the Loan Documents, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for ICH, and local counsel who may be retained by said counsel, with respect thereto and with respect to advising ICH as to its rights and responsibilities under the Loan Documents, and all costs and expenses, if any (including reasonable counsel fees and expenses), in connection with the enforcement of the Loan Documents and the other documents to be delivered under the Loan Documents. In addition, IMH shall pay any and all stamp and other taxes and fees payable or determined to be payable in connection with the execution, delivery, filing and recording of the Loan Documents and the other documents to be delivered under the Loan Documents, and agrees to save ICH harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes and fees.

                  SECTION 5.06. Binding Effect; Governing Law. The Agreement shall be binding upon and inure to the benefit of IMH and ICH and their respective successors and assigns, except that IMH shall not have the right to assign its rights hereunder or any interest herein without the prior written consent of ICH. THIS AGREEMENT AND THE NOTE SHALL BE GOVERNED BY, AND SHALL BE CONSTRUED AND ENFORCED IN ACCORDANCE WITH, THE INTERNAL LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO CONFLICTS OF LAWS PRINCIPLES, EXCEPT TO THE EXTENT THAT THE CODE PROVIDES THAT THE VALIDITY OR PERFECTION OF THE SECURITY INTEREST HEREUNDER, OR REMEDIES HEREUNDER, IN RESPECT OF ANY PARTICULAR COLLATERAL ARE GOVERNED BY THE LAWS OF A JURISDICTION OTHER THAN THE STATE OF CALIFORNIA. Unless otherwise defined herein or the Note, terms used in Articles 8 and 9 of the Uniform Commercial Code in the State of California are used herein as therein defined.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized, as of the 21st day of August 1997.


                                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.



                                    By: /s/ Richard J. Johnson
                                       Name: Richard J. Johnson
                                   Title: Chief Financial Officer



                                    IMH COMMERCIAL HOLDINGS, INC.



                                    By:   /s/ William S. Ashmore
                                       Name: William S. Ashmore
                                       Title: President

                                    EXHIBIT A

                     IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.

                            UNSECURED PROMISSORY NOTE

$_____________                              Santa Ana Heights, California


                  FOR VALUE RECEIVED, the undersigned, IMPERIAL CREDIT MORTGAGE HOLDINGS, INC., a Maryland corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of IMH COMMERCIAL HOLDINGS, INC.("ICH") the principal sum of __________________________Dollars ($_____________) or, if less, the aggregate unpaid principal amount of all Advances made by ICH to Borrower pursuant to the Credit Agreement (as hereinafter defined) outstanding on or before the Termination Date (as defined in the Credit Agreement), together with interest on any and all principal amounts remaining unpaid hereunder from time to time outstanding from the date hereof until said principal amounts are paid in full, payable during the term hereof and on the final day when said principal amounts become due and payable, at an interest rate per annum equal at all times to 10% per annum.

                  Interest accruing under this Note shall be payable monthly at the first of each month. All advances made by ICH pursuant to the Credit Agreement shall be due and payable with accrued interest, without demand by ICH, by not later than the Termination Date.

                  Both principal and interest are payable in lawful money of the United States of America to ICH at 20371 Irvine Avenue, Santa Ana Heights, California 92707, in same day funds. All Advances made by ICH to Borrower pursuant to the Credit Agreement and all payments made on account of principal hereof shall be recorded by ICH, and, prior to any transfer hereof, endorsed on the grid attached hereto which is part of this Promissory Note.

                  This Promissory Note is the Note referred to in, and is entitled to the benefits of, the Revolving Credit and Term Loan Agreement dated as of August _____, 1997 (the "Credit Agreement") between Borrower and ICH referred to therein and entered into pursuant thereto. The Credit Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events and also for prepayments on account of principal hereof prior to the maturity hereof upon the terms and conditions therein specified.

                  IN WITNESS WHEREOF, Borrower has caused this Note to be executed and delivered by its duly authorized officer as of August ___, 1997.


                                    IMPERIAL CREDIT MORTGAGE HOLDINGS, INC.


                                    By:__________________________
                                       Name: Richard J. Johnson
                                       Title:  Chief Financial Officer

                                            Dated: August ___, 1997

           Exhibit 11.  Statement Regarding Computation of Earnings per Share


                                                      IMH COMMERCIAL HOLDINGS, INC.
                                          Statement Regarding Computation of Earnings per Share
                                                  (in thousands, except per share data)


                                                                                                       For the period from
                                                                                                        January 15, 1997
                                                                       For the Three Months       (commencement of operations)
                                                                     Ended September 30, 1997      through September 30, 1997
                                                                    ---------------------------    -----------------------------


         Net earnings (loss)                                          $                  2,097   $                          (270)
                                                                    ===========================  ================================

         Average number of shares outstanding                                            5,511                             2,974

         Net effect of dilutive  stock options-
         Based on treasury stock method using
         Average market price                                                               23                                 -
                                                                    ---------------------------  --------------------------------

         Total average shares                                                            5,534                             2,974
                                                                    ===========================  ================================

         Net earnings (loss) per share                                $                   0.38   $                         (0.09)
                                                                    ===========================  ================================


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