Form 10-K
period 1997-12-31
IMPAC COMMERCIAL HOLDINGS INC
filed 1998-04-02
CIK 1036615

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM ______________TO _______________

                        COMMISSION FILE NUMBER: 0-13091

                               ----------------

                        IMPAC COMMERCIAL HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 MARYLAND                                   33-0745075
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)


           20371 IRVINE AVENUE, SANTA ANA HEIGHTS, CALIFORNIA 92614
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (714) 556-0122
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


     TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------      -----------------------------------------
  COMMON STOCK $0.01 PAR VALUE                AMERICAN STOCK EXCHANGE


                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  On March 24, 1998, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $113.4 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock and Class A Common Stock outstanding as of March 24, 1998, was 7,344,789 and 674,211, respectively.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE


-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        IMPAC COMMERCIAL HOLDINGS, INC.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    20
 Item 3.  Legal Proceedings..............................................    20
 Item 4.  Submission of Matters to a Vote of Security Holders............    20

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    21
 Item 6.  Selected Consolidated Financial Data...........................    22
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    24
 Item 8.  Financial Statements and Supplementary Data....................    30
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    65

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    66
 Item 11. Executive Compensation.........................................    70
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    74
 Item 13. Certain Relationships and Related Transactions.................    75

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K............................................................    86

                                    PART I

ITEM 1. BUSINESS

  Unless the context otherwise requires, references herein to the "Company" refer to Impac Commercial Holdings, Inc. ("ICH"), its subsidiary IMH/ICH Dove Street, LLC ("Dove"), and Impac Commercial Capital Corporation ("ICCC"), formerly Imperial Commercial Capital Corporation, collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from Dove or ICCC. ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc. and changed its name to IMH Commercial Holdings, Inc. in June 1997. Subsequently, by a vote of stockholders on January 28, 1998, IMH Commercial Holdings, Inc. changed its name to Impac Commercial Holdings, Inc.

GENERAL

  Impac Commercial Holdings, Inc. is a recently formed specialty commercial property finance company which has elected to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level. ICH was incorporated in February 1997 for the purpose of originating, purchasing, securitizing and selling commercial mortgages and investing in commercial mortgages and commercial mortgage-backed securities. Impac Mortgage Holdings, Inc. ("IMH"), formerly Imperial Credit Mortgage Holdings, Inc., capitalized ICH with $15.0 million in cash in March 1997. As of March 24, 1998, IMH owned 719,789 shares, or 9.8%, of ICH Common Stock and 674,211 shares, or 100%, of ICH non-voting Class A Common Stock and contributed (the "Contribution") 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH non-voting Class A Common Stock. See "Item 13. Certain Relationships and Related Transactions--Relationships with IMH-- Organizational Transactions with IMH."

  RAI Advisors, LLC ("RAI" or the "Manager") was formed as a vehicle through which the IMH management team could effectively manage the operations of IMH, the Company and future real estate investment trusts. This management team oversees the day-to-day operations of the Company pursuant to a management agreement among the Manager, ICH and ICCC. The Manager has also entered into a submanagement agreement (the "Submanagement Agreement") with Impac Funding Corporation, IMH's conduit operations ("IFC"), to provide substantially all of the administrative services required by the Company.

  ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions, mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations, which invests primarily in Commercial Mortgages and mortgage-backed securities on commercial properties ("CMBSs") and, subsequent to ICH's initial public offering ("IPO"), the Company operates the Conduit Operations, conducted by ICCC, which originates, purchases and sells or securitizes Commercial Mortgages. The Company's Conduit Operations operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division.

LONG-TERM INVESTMENT OPERATIONS

  The Long-Term Investment Operations invests primarily in adjustable rate Commercial Mortgages for long-term investment and CMBSs backed by such Commercial Mortgages. Income is earned principally from the net interest income received by the Company on Commercial Mortgages, CMBSs held in its portfolio and finance receivables. Purchases of Commercial Mortgages and CMBSs are financed with a portion of the Company's capital, as well as long-term financing through Collateralized Mortgage Obligations ("CMOs") and borrowings under warehouse line agreements and reverse repurchase agreements. ICCC supports the investment objectives of ICH by selling Commercial Mortgages and CMBSs to ICH at costs that are comparable to those available through investment bankers and other third parties. In December 1997, ICH participated in the issuance of a CMO with IMH Assets Corp. (a wholly-owned, specialty purpose subsidiary of IMH through which IMH conducts its CMO borrowings) whereby ICH contributed $4.3 million of Commercial Mortgages as CMO collateral. At December 31, 1997, the Company's Commercial Mortgage loan and CMBSs portfolio consisted of $95.7 million in finance receivables, $62.8 million in Commercial Mortgages, $19.4 million in CMBSs, and $9.9 million of residual interest in securitizations. For the year ended December 31, 1997, the Long-Term Investment Operations acquired $58.5 million of adjustable rate Commercial Mortgages from ICCC.

 COMMERCIAL MORTGAGES HELD IN THE PORTFOLIO

  The Company originates, through ICCC, and invests a substantial portion of its assets in Commercial Mortgages. Although the Company acquired all Commercial Mortgages from ICCC during 1997, the Company can and in the future expects to purchase Commercial Mortgages from third party investors for long-term investment and for resale.

 FINANCE RECEIVABLES

  The Company provides an aggregate of $900.0 million in warehouse line agreements to ICCC to fund the origination and acquisition of Commercial Mortgages during the time of the closing of the Commercial Mortgages to their sale or other settlement with pre-approved investors. ICCC's outstanding balances on warehouse lines appear on ICH's balance sheet as finance receivables and are structured to qualify under REIT asset tests and to generate income qualifying under the 75% gross income test. Terms of the warehouse lines are based on Bank of America's prime rate with advance rates to 90% of the fair value of the mortgage loans outstanding. As of December 31, 1997, ICCC's outstanding aggregate balances on warehouse line agreements with ICH was $95.7 million.

 INVESTMENTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES

  The Company may also acquire CMBSs generated through its own securitization efforts as well as those generated by third parties. In connection with the issuance of CMBSs by the Company in the form of real estate mortgage investment conduits ("REMICs"), ICH may retain the senior or subordinated securities as regular interests of a REMIC on a short-term or long-term basis. Any such retained CMBSs may include "principal only," "interest only" or residual interest securities or other interest rate or prepayment sensitive securities or investments. Any such retained securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  CMBSs are securities that represent an interest in, or are secured by, Commercial Mortgages. The CMBSs market is newer and in terms of total outstanding principal amount of issues is relatively small compared to the total size of the market for residential mortgage-backed securities. CMBSs have been issued in public and private transactions by a variety of agency and private-label issuers. CMBSs have been issued using a variety of structures, some of which were developed in the residential mortgage context, including multi-class structures featuring senior and subordinated classes. Because of the great diversity in characteristics of the Commercial Mortgages that secure CMBSs, however, such securities have unique features and characteristics.

  CMBSs may pay fixed or floating rates of interest. CMBSs generally have been structured as mortgage pass-through securities, although other structures are possible. With a typical mortgage pass-through security, payment of principal and interest on the underlying mortgages, following deduction of servicing expenses, is passed through directly to holders of the securities. Mortgage pass-through securities represent an obligation of the issuer, secured by a pool of mortgage loans pledged as collateral for payments of principal and interest on the debt instrument. The issuer's obligation to pay principal and interest under a mortgage pass-through security is limited to the pledged collateral.

  CMBSs generally are structured with some form of credit enhancement to protect against potential losses on the underlying Commercial Mortgages. Credit support increases the likelihood of timely and full payment of principal and interest to the more senior class of CMBSs. Because of the particular risks that accompany CMBSs, the amount of such credit support may be substantial. Credit supports used in the CMBSs market has included issuer guarantees, reserve funds, subordinated securities (which bear the risks of default before more senior classes of securities of the same issuer), cross-collateralization and over-collateralization.

  In addition to credit support, CMBSs may be structured with liquidity protections intended to provide assurance of timely payment of principal and interest. Such protections may include surety bonds, letters of credit and payment advance agreements.

FINANCING

  The Long-Term Investment Operations are principally financed through the issuance of CMOs, borrowings under warehouse line agreements and reverse repurchase agreements.

  Collateralized Mortgage Obligations. As Commercial Mortgages are accumulated, the Company issues CMOs secured by such loans as a means of financing its Long-Term Investment Operations. The decision to issue CMOs will be based on the Company's current and future investment needs, market conditions and other factors. For accounting and tax purposes, the Commercial Mortgages financed through the issuance of CMOs will be treated as assets of the Company, and the CMOs will be treated as debt of the Company when for accounting purposes the CMO qualifies as a financing arrangement under Statement of Financial Accounting Standard No. 125 ("FAS 125"). Each issuance of CMOs is expected to be fully payable from the principal and interest payments on the underlying Commercial Mortgages collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the Commercial Mortgages and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying Commercial Mortgages and to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. As of December 31, 1997, the Company had $4.2 million in CMOs outstanding.

  The Company believes that under prevailing market conditions an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors which will reduce net interest spread earned as a result of such CMO issuance. No assurance can be given that the Company will achieve the ratings it plans to seek for the CMOs. The CMOs are guaranteed for the holders thereof by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency.

  Warehouse Line Agreements. The Company has committed financing facilities with two investment banks, one of which expires in April 1998 and one of which expires in February 1999 (unless terminated earlier), not to exceed an aggregate of $400.0 million (or $200.0 million under each facility) at interest rates that are consistent with the financing objectives discussed herein. A warehouse line agreement acts as a financing under which the Company pledges certain Commercial Mortgages as collateral to secure a short-term loan. Generally, the lender makes a loan in an amount equal to 85% to 90% of the fair market value of the pledged collateral. The Company's warehouse line agreements require the Company to pledge the collateral to be held by a third-party custodian. ICH's warehouse line agreements call for the Company to pledge cash, additional Commercial Mortgages or additional securities in the event the market value of the existing collateral declines. The term of ICH's warehouse line agreements stipulate that no Commercial Mortgage may be on the warehouse line agreement for more than 364 days. The interest rate is based upon one-month London interbank offered rate ("LIBOR") plus a certain margin, depending on the type of mortgage collateral provided by the Company, and is repriced daily. In an event of default under ICH's warehouse line agreements, the lender may force the liquidation of the pledged collateral subject to any bankruptcy proceedings rights and remedies available to a creditor. See
"Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

  Reverse Repurchase Agreements. The Company may also obtain reverse repurchase agreements with third-party lenders, at interest rates that are consistent with its financing objectives described herein. The Company has currently entered into three reverse repurchase agreements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company pledges certain Commercial Mortgages and/or CMBSs as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan in exchange for the return of its collateral. Under a reverse repurchase agreement, the Company retains the instruments of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon a payment default under such agreements, the lending party may liquidate the collateral. The borrowing agreements may require the Company to pledge cash, additional Commercial Mortgages or CMBSs in the event the market value of existing collateral declines. To the extent that cash reserves are insufficient to cover such deficiencies in collateral, the Company may be required to sell assets to reduce its borrowings.

  Reverse repurchase agreements take the form of a sale of securities to the lender at a discounted price in return for the lender's agreement to resell the same securities to the borrower at a future date (the maturity of the borrowing) at an agreed price. In the event of the insolvency or bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is, among other things, to allow the creditor under such agreements to avoid the automatic stay provisions of the Bankruptcy Code and to foreclose on the collateral agreements without delay. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, the lender may be permitted, under the Bankruptcy Code, to repudiate the contract, and the Company's claim against the lender for damages therefrom may be treated simply as one of the unsecured creditors. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, the Company's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by such statute. If the lender is an insured depository institution subject to the Federal Deposit Insurance Act, the Company's ability to exercise its rights to recover its securities under a reverse repurchase agreement or to be compensated for damages resulting form the lender's insolvency may be limited by such statute rather than the Bankruptcy Code. The effect of these various statutes is, among other things, that a bankrupt lender, or its conservator or receiver, may be permitted to repudiate or disaffirm its reverse repurchase agreements, and the Company's claims against the bankrupt lender for damages resulting therefrom may be treated simply as one of an unsecured creditor. Should this occur, the Company's claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

  To reduce its exposure to the potential credit risk of reverse repurchase agreement lenders, the Company may enter into such agreements with different parties and follow its own credit exposure procedures. The Company would monitor the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of mortgage loans that are the subject of reverse repurchase agreements with any single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

  Other CMBSs. As an additional alternative for the financing of its Long-Term Investment Operations, the Company may issue other CMBSs, if, in the determination of the Company, the issuance of such other securities is advantageous. In particular, mortgage pass-through certificates representing an undivided interest in pools of Commercial Mortgages formed by the Company may prove to be an attractive vehicle for raising funds.

  The holders of CMBSs receive their pro rata share of the principal payments made on a pool of Commercial Mortgages and interest at a pass-through interest rate that is fixed at the time of offering. The Company may retain up to a 100% undivided interest in a significant number of the pools of Commercial Mortgages underlying such pass-through certificates. The retained interest, if any, may also be subordinated so that, in the event of a loss, payments to certificate holders will be made before the Company receives its payments. Unlike the issuance of CMOs, the issuance of CMBSs will not create an obligation of the Company to security holders in the event of a borrower default resulting in a short-fall in a principal or interest payment on CMBSs. However, as in the case of CMOs, the Company may be required to obtain various forms of credit enhancements in order to obtain an investment grade rating for issues of mortgage pass-through certificates by a nationally recognized rating agency.

 INVESTMENT POLICIES

  The following is a summary of some of the investment policies of the Company, any of which may be changed by the Company's Board of Directors without a vote of security holders. The executive officers of the Company are empowered to make day-to-day investment decisions, including the issuance of commitments on behalf of the Company to purchase Commercial Mortgages and CMBSs meeting the investment criteria set from time to time by the Company's Board of Directors. Other than statutory limitations imposed in order to have ICH classified as a REIT, there is no current limitation set by the Board of Directors on the percentage of assets which the Company may invest in any one type of investment or the percentage of CMBSs of any one issue which the Company may acquire.

  The Company does not anticipate wide geographic diversification of the properties underlying the Company's Commercial Mortgages and does not expect to set specific limitations on the aggregate percentage of its portfolio composed of such properties located in any one area (whether by state, zip code or other geographic measure). Management estimates that a majority of the Commercial Mortgages held by the Company for portfolio investment will be secured by properties in California. It is the Company's policy to acquire assets primarily for income and to finance its operations by warehouse lines of credit, reverse repurchase agreements, issuance of CMOs and CMBSs and proceeds from the issuance of capital stock.

 CONDUIT OPERATIONS

  ICCC began its mortgage conduit operations in January 1997. The Conduit Operations consist of the origination or purchase and sale of Commercial Mortgages primarily secured by first liens on commercial properties that are originated in accordance with ICCC's underwriting guidelines. As the Conduit Operations of the Company, ICCC acts as a bulk and flow purchaser of Commercial Mortgages. All Commercial Mortgages originated or purchased by ICCC will be made available for sale to ICH at the same price at which the loans were originated or purchased by ICCC or fair market value at the date of sale and subsequent transfer to ICH. During the year ended December 31, 1997, ICCC originated or acquired $233.5 million of Commercial Mortgages and sold $73.4 million of such loans to third party investors while the Long-Term Investment Operations acquired $58.5 million of Commercial Mortgages from ICCC.

  The Company's Conduit Operations operates three divisions: the Condominium Division, the Retail Division and the Correspondent and Bulk Purchase Division.

 CONDOMINIUM DIVISION

  Through its Condominium Division, ICCC markets Commercial Mortgages directly to developers and project owners who have completed a condominium complex or the conversion of an apartment complex to a condominium complex, allowing developers and project owners to structure flexible financing on qualified condominium projects. Typical uses of the program are where existing financing precludes release provisions on individual units, to replace existing matured loans or for acquisition financing. Commercial Mortgages offered by the Condominium Division are typically adjustable rate mortgages with an interest rate equal to a spread over six-month LIBOR, with an initial interest rate for the first 12 to 24 months, and are fully amortizing over a 30-year term. The typical Commercial Mortgage is between $3.0 million and $10.0 million and the current maximum loan-to-value ratios ("LTV") limits for such loans are (i) 65% of the combined retail market value of the sum of individual units and (ii) 80% of the value derived from an income approach as an apartment complex.

  The Company believes an opportunity has developed for previously constructed condominium complexes within certain geographic regions. Increases in the prices of single-family detached homes have decreased the ability of many potential first time home buyers to purchase such properties. In addition, the Company believes that rents for high quality apartments have substantially increased and vacancies for such apartments have substantially decreased. The Company believes that previously constructed condominium complexes have become an important alternative for such first time buyers in certain geographic regions. In many cases tenants or third party buyers can purchase a condominium unit with a total debt service at or near their existing level of rent. These results combined with tax benefits and potential future appreciation provide a significant incentive for the first-time buyer who may be unable to afford a detached single family residence. The Company believes that these conditions provide a substantial financing opportunity for the Company.

  The Commercial Mortgages offered by the Condominium Division are designed for complete or partial condominium complexes that will be marketed to the home buying community in accordance with market demand. The final loan amount is based on both the retail value of the individual condominium unit and the current multi-family value. Each project must have a verified operating history that will provide adequate net income to cover the debt service.

  The Condominium Division offers Commercial Mortgages which require master loan agreements that include provisions for cross-collaterization and cross-default of units within a complex. In addition, Commercial Mortgages offered by the Condominium Division are generally with full recourse to the sponsor/developer. The units may be released at par or on an accelerated basis depending on sales absorption, Debt Service Coverage Ratios ("DSCR") and integrity of sales values. DSCRs of similar income producing properties will be compared with those of the property to be financed at time of origination of the Commercial Mortgage. The Condominium Division originates, underwrites, processes and funds Commercial Mortgages on a retail basis from ICCC's executive offices. For the year ended December 31, 1997, the Condominium Division originated $23.6 million of Commercial Mortgages which were sold to the Long-Term Investment Operations.

 RETAIL DIVISION

  The Retail Division markets Commercial Mortgages directly to property owners who seek Commercial Mortgages to purchase a building or refinance an existing mortgage. The Retail Division offers smaller balance adjustable rate Commercial Mortgages to project owners or developers for smaller properties and projects than those offered by the Correspondent and Bulk Purchase Division. The Retail Division's standard program are adjustable rate Commercial Mortgages with principal balances ranging from $500,000 to $1.5 million. Such adjustable rate Commercial Mortgages bear interest based on LIBOR, 1-Year CMT or Prime Rate Index plus, in each case, a spread with amortization schedules ranging from 15 to 30 years and maturities of 5 to 15 years with a substantial balloon payment due at maturity and with a maximum LTV generally not to exceed 75%. ICCC utilizes short-term prepayment lock-outs and prepayment penalties to reduce its exposure to prepayments. The Retail Division also offers fixed rate Commercial Mortgages with a principal amount between $500,000 and $1.5 million. The amortization schedules range from 15 to 30 years with maturities of 5, 7, 10 or 15 years with a substantial balloon payment due at maturity and with a maximum LTV generally not to exceed 75%. The Division utilizes prepayment lock-out and prepayment penalties with these Commercial Mortgages as well. The Commercial Mortgages offered by the Retail Division generally utilizes non-negotiable loan documents and limited scope third party reports which provide more efficient underwriting and closing.

  Although processing and funding relating to these Commercial Mortgages are performed centrally at ICCC's executive offices, the Company has targeted major metropolitan areas for the opening of satellite offices for regional originations in 1998. The Retail Division's marketing strategy is to solicit Commercial Mortgage originations through direct mailings to selected builders and commercial and multi-family real estate brokers, and through advertising in various forms of mass media. The Company believes this centralized approach to processing and closing allows the Retail Division to originate Commercial Mortgages at a competitive cost. For the year ended December 31, 1997, the Retail Division originated $50.7 million of Commercial Mortgages.

 CORRESPONDENT AND BULK PURCHASE DIVISION

  The Company's Correspondent and Bulk Purchase Division originates Commercial Mortgages on a retail basis and purchases such loans on a bulk or flow basis.

  Correspondent Origination. The Company's Correspondent and Bulk Purchase Division offers larger principal balance ($1.5 million to $10.0 million) Commercial Mortgages through specified correspondents such as savings and loan associations, banks, mortgage bankers and other mortgage brokers. The terms of such Commercial Mortgages are similar to those offered by the Retail Division except for the size of the principal balance. These Commercial Mortgages are generally for projects more substantial than those funded by the Retail Division. The Correspondent and Bulk Purchase Division's strategic focus is to be a low cost national originator through a national correspondent network of Commercial Mortgages to be held for investment or sold in the secondary market as whole loans or securitized as CMBSs. A key feature of this approach is the use of a national network of correspondent originators, which enables the Company to shift the high fixed costs of interfacing with the property owner to such correspondents. The marketing strategy for the Correspondent and Bulk Purchase Division is designed to accomplish three objectives: (1) attract a geographically diverse group of correspondent loan originators, (2) establish relationships with such correspondents and facilitate their ability to offer a variety of Commercial Mortgage products designed by the Correspondent and Bulk Purchase Division and (3) purchase Commercial Mortgages and securitize or sell them in the secondary market or to ICH.

  To facilitate its relationship with its correspondents, reduce the Company's reliance on the California market and nationally expand the Company's Commercial Mortgage origination capability, the Company has targeted major metropolitan areas in the United States for correspondent originations in 1998.

  Correspondents are required to meet certain financial, insurance and performance requirements established by ICCC before they are eligible to participate in its correspondent program, and must submit to periodic reviews by ICCC to ensure continued compliance with these requirements. In addition, correspondents are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each correspondent enters into an agreement that generally provides for recourse by ICCC against the seller in the event of a breach of representations or warranties made by the correspondent with respect to Commercial Mortgages sold to ICCC. All Commercial Mortgages originated through correspondents will be underwritten by ICCC.

  A portion of the adjustable rate Commercial Mortgages originated or purchased by this Division may be held in portfolio by the Long-Term Investment Operations, while the balance thereof and a substantial portion of the fixed rate Commercial Mortgages originated or purchased will be resold through bulk sale or REMIC securitizations. For the year ended December 31, 1997, the Correspondent Division originated $159.2 million of Commercial Mortgages.

  Bulk Purchases. In addition to originating Commercial Mortgages on a correspondent basis, the Division expects in the future to purchase Commercial Mortgages in bulk packages and on a flow basis. Bulk loan purchases are in the form of complete loan packages that have been originated and underwritten by financial institutions or Commercial Mortgage brokers. All Commercial Mortgages purchased on a bulk basis are reviewed by ICCC's underwriting staff to determine that the loan packages are complete and materially comply with the Company's underwriting guidelines. Depending on the size of the pool of Commercial Mortgages purchased, the Company engages a third-party underwriter to underwrite the Commercial Mortgages, determine credit grade, verify the quality of the appraisal, verify the operations of the property, including the DSCRs, and on Commercial Mortgages with smaller balances, verify the borrower's employment status.

  The Company intends to establish relationships with Commercial Mortgage brokers who are reviewed by the Company to ensure the quality and type of Commercial Mortgages originated. The Company will also analyze the financial conditions of the Commercial Mortgage brokers, including a review of the Commercial Mortgage brokers' licenses and financial statements. Upon approval, the Company expects to require Commercial Mortgage broker to enter into a purchase and sale agreement with customary representations and warranties regarding the loans such Commercial Mortgage broker will sell to the Company.

  The following table sets forth ICCC's Commercial Mortgage originations by type of Commercial Mortgage for the period shown:

                                                    PERIOD FROM JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
                                                    (DOLLARS IN MILLIONS, EXCEPT
                                                       FOR AVERAGE LOAN SIZE)
      Fixed Rate Loans:
        Volume of Loans............................           $  180.3
        Percent of total volume....................               77.2%
      Variable Rate Loans:
        Volume of Loans............................           $   53.2
        Percent of total volume....................               22.8%
                                                              --------
                                                              $  233.5
                                                              ========
      Average Loan Size............................           $377,000

  The credit quality of the loans originated or purchased by ICCC will vary depending upon the specific program under which such loans are purchased.

  ICCC's Commercial Mortgage origination and purchase activities typically focus on those regions of the country where higher volumes of Commercial Mortgages are originated, including Arizona, Arkansas, California, Colorado, Florida, Nevada, New Hampshire, Ohio, Oregon, Texas and Wisconsin. The highest concentration of Commercial Mortgages originated or purchased by ICCC relate to properties located in California because of the generally higher property values and mortgage loan balances prevalent in California. The following table sets forth the geographic distribution of ICCC's Commercial Mortgage originations for the period shown:

                                             PERIOD FROM JANUARY 15, 1997
                                             (COMMENCEMENT OF OPERATIONS)
                                              THROUGH DECEMBER 31, 1997
                                             ----------------------------
                                              AGGREGATE        % OF AGGREGATE
                                              PRINCIPAL          PRINCIPAL
                                               BALANCE            BALANCE
                                             --------------   ----------------
                                                (DOLLARS IN MILLIONS)
      California............................  $        121.3               52.0%
      Ohio..................................            27.9               11.9
      Arkansas..............................            21.0                9.0
      Texas.................................            16.6                7.1
      Arizona...............................            13.7                5.9
      Nevada................................             9.7                4.2
      New Hampshire.........................             4.7                2.0
      Colorado..............................             4.3                1.8
      Florida...............................             4.3                1.8
      Wisconsin.............................             2.9                1.2
      Oregon................................             2.9                1.2
      Others................................             4.2                1.9
                                              --------------      -------------
        Total...............................  $        233.5              100.0%
                                              ==============      =============

  ICCC generally originates Commercial Mortgages and retains servicing rights due to its belief that control over the servicing and collection functions with respect to such Commercial Mortgages is important to the realization of a satisfactory return thereon. In connection therewith, the Company has contracted with Westco Real Estate Services and Wendover Funding Corporation for the performance of such servicing functions. As part of this process, the Company may in the future form a separate collection group to assist sub-servicers in the servicing of these Commercial Mortgages, see "--Servicing."

 PRICING

  ICCC sets purchase prices at least once every business day for Commercial Mortgages it originates through its Conduit Operations based on prevailing market conditions. Different prices are established for the various types of Commercial Mortgages and rate-lock periods. ICCC's standard pricing is based on factors such as the anticipated price it would receive upon sale or securitization of such Commercial Mortgages, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of ICCC's pricing is established for individual Commercial Mortgages or pools of Commercial Mortgages based upon the characteristics of such loans or loan pools. As the characteristics of the Commercial Mortgages or pools of Commercial Mortgages vary, this cost component is correspondingly adjusted upward or downward to reflect such variation. ICCC's adjustments are reviewed periodically by management to reflect changes in the cost of credit enhancements, see "--Securitization and Sale Process."

  Following the issuance of a rate-lock, ICCC is subject to the risk of interest rate fluctuations and enters into hedging transactions to diminish such risk. Hedging transactions may include mandatory or optional forward sales of Commercial Mortgages or CMBSs, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions including U.S. Treasury obligations. The nature and quantity of hedging transactions are determined by the Company based on various factors, including market conditions and the expected volume of Commercial Mortgage purchases. Gains and losses on hedging transactions are recorded as incurred.

 UNDERWRITING AND QUALITY CONTROL

  Origination and Purchase Guidelines. ICCC has developed comprehensive purchase guidelines for the origination or purchase of Commercial Mortgages by the Conduit Operations. Subject to certain exceptions, each Commercial Mortgage originated or purchased must conform to program guidelines with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, DSCRs, sources of funds, appraisals and loan documentation. ICCC also performs a legal documentation review prior to the origination or purchase of any Commercial Mortgage. Additionally, for Commercial Mortgages that are underwritten by contract underwriters, ICCC does not perform a full underwriting review prior to origination or purchase, but instead relies on the credit review and analysis performed by the contract underwriter, as well as its own pre-purchase eligibility process to ensure that the loan meets the program acceptance guidelines and a post-purchase quality control review.

  Underwriting Methods. Commercial Mortgages have maximum loan amounts and LTV's and minimum DSCRs which are determined from time to time by the executive committee of ICCC. The DSCR for any Commercial Mortgage is the ratio of net operating income produced by the related mortgaged property to the monthly payment due from the borrower on such property, in most cases as underwritten by the related originator and verified by the appraiser, to the amounts of principal and interest due under such Commercial Mortgages. Generally, net operating income for a mortgaged property equals the operating revenues for such mortgaged property minus its operating expenses and replacement reserves, but without giving effect to debt service, depreciation, non-recurring capital expenditures, tenant improvements, leasing commissions and similar items. Appraisals and field inspections (performed by outside and certified inspectors) and title insurance are required for each Commercial Mortgage.

  ICCC's underwriting standards under its Commercial Mortgage lending programs are primarily intended to assess the economic value of the mortgaged property and the financial capabilities, credit standing and managerial ability of the borrower. In determining whether a loan should be made, ICCC will consider, among other things, the borrower's management experience, DSCRs, the borrower's overall financial position and the adequacy of such property as collateral for the Commercial Mortgage, and ICCC may also consider the creditworthiness of the borrower, the borrower's income, and liquid assets and liabilities. While the primary consideration in underwriting a Commercial Mortgage is the property securing the Commercial Mortgage, sufficient documentation on the borrower is required to establish the financial strength and ability of the borrower to successfully operate the property and meet its obligations under the note and deed of trust. Generally, Commercial Mortgages from the Condominium Division require recourse against the related borrower in the form of a guarantee.

  The Commercial Mortgage lending programs require that the property and records relating to the property are inspected to determine the number of units that can be rebuilt under current zoning requirements, the number of buildings on the property, the type of construction materials used, the proximity of the property to natural hazards, flood zones and fire stations, whether there are any environmental factors and whether a tract map has been recorded. The property must front on publicly dedicated and maintained streets with provisions for an adequate and safe ingress and egress. Properties that share an ingress and egress through an easement or private road must have a recorded non-exclusive easement. Recreational facilities and amenities, if any, must be located on site and be under the exclusive control of the owner of the premises. If available, engineering reports concerning the condition of the major building components of the property are reviewed as is a ground lease analysis if the property is on leased ground. Also, the title is reviewed to determine if there are any covenants, conditions and restrictions, easements or reservations of mineral interests in the property. The properties are appraised by independent appraisers approved by ICCC.

  In addition to the considerations set forth above, with respect to Commercial Mortgages secured by commercial properties, ICCC's underwriting policies typically require that the usage is permitted under local zoning and use ordinances and the utilization of the commercial space is compatible with the property and neighborhood. If the property is an office building, the office building must have a stable occupancy history, must be located in a good office market area and in a conforming neighborhood, must have adequate parking and must be fire sprinkler equipped. Industrial properties must be located in a conforming industrial marketplace and may not be used for the production, storage or treatment of toxic waste. Retail properties must be highly visible and located on a heavily traveled thoroughfare and typically have tenants on term leases. ICCC does not generally make loans secured by a property that has any of the following characteristics; inadequate maintenance or repairs as determined by ICCC, the property is subject to covenants, the property is not to code or the cost of restoring the property to code is prohibitive or existence of or potential for contamination by hazardous toxic materials evidenced in environmental reports obtained by ICCC.

  ICCC analyzes the financial statements of the borrower to determine the borrower's equity in the mortgaged property and overall capitalization, particularly as it relates to real estate mortgage demands on equity. If the borrower's holdings are heavily encumbered so that the debt service requirements consume a high percentage of the rental income from the mortgaged property, or consist substantially of unimproved or underimproved properties having little or no gross income, ICCC analyzes whether the borrower will be able to meet all of the mortgaged property's loan obligations (expenses, debt service and equity return). In addition to DSCRs, the borrower's income and expense ratios may be calculated.

  In addition to the income from the mortgaged property, ICCC also evaluates the borrower's income as a possible secondary source of repayment for the Commercial Mortgage. In analyzing such income, ICCC considers, among other factors, employment or business history of borrower and the stability and seasonality of the borrower's current employment or business. If the borrower derives income from rental property, ICCC evaluates the experience of the manager of the rental property, type of tenancy and the cash flow generated by the borrower's real estate portfolio. ICCC also reviews the borrower's credit history to determine the borrower's ability and willingness to repay debts. In general, ICCC will not grant a Commercial Mortgage to a borrower who has a history of slow payments or delinquencies, bankruptcies, collection actions, foreclosures or judgments against the borrower without adequate explanations for each exception.

SECURITIZATION AND SALE PROCESS

  General. The Conduit Operations utilizes warehouse line agreements with ICH to finance the origination and purchase of Commercial Mortgages. For a description of the terms of the Company's existing warehouse line agreements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." When a sufficient volume of Commercial Mortgages with similar characteristics has been accumulated, generally $100 million to $300 million, ICCC will securitize them through the issuance of CMBSs in the form of REMICs or resell them in bulk whole loan sales. It is anticipated that the period between the time ICCC commits to purchase a Commercial Mortgage and the time it sells or securitizes Commercial Mortgages will generally range from 90 to 180 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type and the securitization process.

  Any decision to form a REMIC or to sell Commercial Mortgages in bulk by ICCC is influenced by a variety of factors. REMIC transactions are generally accounted for as sales of the Commercial Mortgages and can eliminate or minimize any long-term residual investment in such loans. REMIC securities consist of one or more classes of "regular interests" and a single class of "residual interest." The regular interests are tailored to the needs of investors and may be issued in multiple classes with varying maturities, average lives and interest rates. These regular interests are predominantly senior securities but, in conjunction with providing credit enhancement, may be subordinated to the rights of other regular interests. The residual interest represents the remainder of the cash flows from the Commercial Mortgages (including, in some instances, reinvestment income) over the amounts required to be distributed to the regular interests. In some cases, the regular interests may be structured so that there is no significant residual cash flow, thereby allowing ICCC to sell its entire interest in the Commercial Mortgages. As a result, in some cases, all of the capital originally invested in the Commercial Mortgages by the Company is redeployed in the Conduit Operations. As part of its operations, the Company may retain regular and residual interests on a short-term or long-term basis.

  Credit Enhancement. Any REMICs or CMOs created by the Conduit Operations or the Long-Term Investment Operations are expected to be structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to agency certificates (pass-through certificates guaranteed by the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation or the Governmental National Mortgage Association) in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by Conduit Operations or the Long-Term Investment Operations do not benefit from any such guarantee. The ratings for the Conduit Operations' REMICs or the Long-Term Investment Operations' CMOs are based upon the perceived credit risk by the applicable rating agency of the underlying Commercial Mortgages, the structure of the securities, and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on Commercial Mortgages as required by law or a bankruptcy court.

  The Conduit Operations or the Long-Term Investment Operations may utilize multiple forms of credit enhancement, including special hazard insurance, letters of credit, surety bonds, over-collateralization and subordination or any combination thereof. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, the Conduit Operations and the Long-Term Investment Operations take into consideration the costs associated with each method.

  Each series of CMBSs is typically fully payable from the mortgage assets underlying such series, and the recourse of investors is limited to such assets and any associated credit enhancement features, such as senior/subordinated structures. To the extent the Company holds subordinated securities, a form of credit enhancement, the Company generally bears all losses prior to the related senior security holders. Generally, any losses in excess of the credit enhancement obtained are borne by the security holders. Except in the case of a breach of the standard representations and warranties made by the Company when Commercial Mortgages are securitized, such securities are non-recourse to the Company. Typically, the Company has recourse to the correspondents of Commercial Mortgages for any such breaches, but there are no assurances of the correspondent's abilities to honor their respective obligations.

  Ratings of CMBSs are based primarily upon the characteristics of the pool of underlying Commercial Mortgages and associated credit enhancements. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or of any third-party credit enhancer, or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

HEDGING

  The Company conducts certain hedging activities in connection with both its Long-Term Investment Operations, only with respect to its liabilities, and its Conduit Operations.

  Long-Term Investment Operations. To the extent consistent with ICH's election to qualify as a REIT, the Company follows a hedging program intended to protect against interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the Company's hedging program is formulated with the intent to offset the potential adverse effects resulting from (1) interest rate adjustment limitations on its Commercial Mortgages and CMBSs and (2) the differences between the interest rate adjustment indices and interest rate adjustment periods of its adjustable rate Commercial Mortgages secured by such loans and related borrowings. As part of its hedging program, the Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments.

  The Company's hedging program encompasses a number of procedures. The Company will structure its borrowing agreements to have a range of different maturities (although substantially all will have maturities of less than one year). As a result, the Company adjusts the average maturity of its borrowings on an ongoing basis by changing the mix of maturities as borrowings come due and are renewed. In this way, the Company minimizes any differences between interest rate adjustment periods of Commercial Mortgages and related borrowings that may occur due to prepayments of Commercial Mortgages or other factors.

  The Company may occasionally purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on Commercial Mortgages and from periodic rate and/or payment caps as the Company determines is in the best interests of the Company, given the cost of such hedging transactions and the need to maintain ICH's status as a REIT. Such periodic caps on the Company's Commercial Mortgages may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as qualified REIT assets or qualified hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Conduit Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company and the Manager are exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Internal Revenue Code (the "Code") may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company deals only with counterparties that the Company believes are sound credit risks.

  Conduit Operations. In conducting its Conduit Operations, ICCC is subject to the risk of rising mortgage interest rates between the time it commits to purchase Commercial Mortgages at a fixed price and the time it sells or securitizes those Commercial Mortgages. To mitigate this risk, ICCC enters into transactions designed to hedge interest rate risks, which may include mandatory and optional forward selling of Commercial Mortgages or CMBSs interest rate caps, floors and swaps, and buying and selling of futures and options on futures and U.S. Treasury obligations. The nature and quantity of these hedging transactions are determined by the management of ICCC or RAI, the Manager of the Company, based on various factors, including market conditions and the expected volume of Commercial Mortgage purchases. See "Item 13. Certain Relationships and Related Transactions--Relationships with the Manager."

  Costs and Limitations. The Company has implemented a hedging program designed to provide a level of protection against interest rate risks. However, an effective hedging strategy is complex, and no hedging strategy can completely insulate the Company from interest rate risks. Moreover, as noted above, certain of the federal income tax requirements that ICH must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest rate risks. The Company monitors carefully, and may have to limit, its hedging strategies to assure that it does not realize excessive hedging income or hold hedging assets having excess value in relation to total assets, which would result in ICH's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause.

  In addition, hedging involves transaction and other costs, and such costs increase dramatically as the period covered by the hedging protection increases and also increase in periods of rising and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate risks, without significantly reducing the Company's return on equity.

SERVICING

  The Company currently purchases all of its Commercial Mortgages on a "servicing released" basis and thereby acquires the servicing rights. Commercial Mortgages purchased on a servicing released basis are unencumbered by any obligation on the part of the party purchasing the mortgages to pay a fee to a third party to service the Commercial Mortgages. The rights of any party to service Commercial Mortgages for a fee are commonly referred to as "commercial mortgage servicing rights" or "CMSRs." The Company has established guidelines for the servicing of Commercial Mortgages and for monitoring the performance of other loan servicers which service Commercial Mortgages for the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, if applicable, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines.

  The following table sets forth certain information regarding ICCC's servicing portfolio of loans for the period shown:

                                                   PERIOD FROM JANUARY 15, 1997
                                                   (COMMENCEMENT OF OPERATIONS)
                                                    THROUGH DECEMBER 31, 1997
                                                   ----------------------------
                                                   (DOLLARS IN MILLIONS, EXCEPT
                                                      FOR AVERAGE LOAN SIZE)
      Loans added to the servicing portfolio......           $  251.1
      Loans sold servicing released and principal
       paydowns (1)...............................              (81.9)
                                                             --------
      Ending servicing portfolio..................           $  169.2
                                                             ========
      Number of loans serviced....................                559
      Average loan size...........................           $303,000

--------
(1) Includes normal principal amortization and prepayments.

  The Company subcontracts all of its servicing obligations under Commercial Mortgages purchased on a "servicing released basis" or originated pursuant to sub-servicing agreements (the "Sub-Servicing Agreements") with terms that are in accordance with ICCC's guidelines, the Commercial Mortgage documents, customary and usual standards for servicers of Commercial Mortgages and applicable laws. Commercial Mortgage servicing fees paid to these sub-servicers generally range from 0.08% to 0.30% per annum on the declining principal balances of the loans sub-serviced. Each sub-servicer is required to pay all expenses related to the performance of its duties under the Sub-Servicing Agreement. Each Sub-Servicing Agreement is cancelable by either party upon giving notice. The Company believes that the terms of the Sub-Servicing Agreements are comparable to industry standards.

  The Company may terminate a Sub-Servicing Agreement with any sub-servicer upon the occurrence of one or more of the events specified in the Sub-Servicing Agreement. Such events generally relate to the sub-servicer's proper and timely performance of its duties and obligations under the Sub-Servicing Agreement and the sub-servicer's financial stability. In addition, the Company will have the right to terminate any Sub-Servicing Agreement with respect to any or all of the Commercial Mortgages subserviced thereunder, without cause upon 30 to 90 days' notice and may require a termination fee that is comparable to termination fees generally found in the industry. If required, the termination fee will be based on the aggregate outstanding principal amount of the Commercial Mortgages then serviced under the Sub-Servicing Agreement. Each Sub-Servicing Agreement will provide that the subservicer may not assign any of its rights or obligations with respect to the Commercial Mortgages serviced for the Company without the Company's consent. With respect to Commercial Mortgages that support CMOs or CMBSs, the Company may not be able to terminate a sub-servicer without the approval of the trustee or bond insurer for such securities.

  In the future, ICCC may offer its correspondents of Commercial Mortgages the opportunity to retain commercial mortgage servicing rights to the Commercial Mortgages sold by them to the Company but only to the extent that it is consistent with ICH's classification as a REIT. Each servicer will enter into an agreement with the Company to service the Commercial Mortgages for ICCC in accordance with ICCC's guidelines, the Commercial Mortgage documents, customary and usual standards for servicers of Commercial Mortgages and applicable laws (the "Servicing Agreements"). The Company believes that the terms of these Servicing Agreements will be comparable to industry standards.

  Commercial mortgage servicing fees payable to the servicers under the Servicing Agreements will generally range from 0.125% to 0.375% per annum on the declining principal balances of the Commercial Mortgages serviced. As additional compensation, each servicer will retain any late payment charges collected from borrowers and assumption and other ancillary fees collected from borrowers in connection with the servicing of the Commercial Mortgages. Additionally, each servicer may retain any benefit derived from the interest earned on principal and interest payments held between the date of receipt and the date of remittance to the Company and from interest earned on tax and insurance impound funds to the extent not payable to the borrowers. Each servicer will be required to pay all of its expenses related to the performance of its duties under the Servicing Agreement.

  The servicer will be required to make advances of principal and interest, taxes and required insurance premiums that are not collected from borrowers with respect to any Commercial Mortgage, only if the servicer determines that such advances are recoverable from the mortgagor, insurance proceeds or other sources with respect to such Commercial Mortgage. If such advances are made, the servicer generally will be reimbursed prior to the Company receiving the remaining proceeds. The servicer also will be entitled to reimbursement by the Company for expenses incurred by it in connection with the liquidation of defaulted Commercial Mortgages and in connection with the restoration of mortgaged property. If claims are not made or paid under applicable insurance policies or if coverage thereunder has ceased, the Company suffers a loss to the extent that the proceeds from liquidation of the mortgaged property, after reimbursement of the servicer's expenses in the sale, are less than the principal balance of the related Commercial Mortgage. The servicer will be responsible to the Company for any loss suffered as a result of the servicer's failure to make and pursue timely claims or as a result of actions taken or omissions by the servicer which cause the policies to be canceled by the insurer. Each servicer will be required to represent and warrant that the Commercial Mortgages it services comply with any loan servicing guidelines promulgated by the Company and agree to repurchase, at the request of the Company, any Commercial Mortgage it services in the event that the servicer fails to make such representations or warranties or any such representation or warranty is untrue.

  At December 31, 1997, there were no delinquencies on Commercial Mortgages comprising the Company's servicing portfolio. The Commercial Mortgages originated by ICCC since its inception have not been outstanding for any periods commencing earlier than January 15, 1997. Consequently, the Company's delinquency and foreclosure experience to date may not be indicative of future results.

  During periods of declining interest rates, prepayments on Commercial Mortgages increase as borrowers look to refinance at lower rates, resulting in a decrease in the value of the Commercial Mortgage servicing portfolio. Commercial Mortgages with higher interest rates are more likely to result in prepayments.

  The following table sets forth certain information regarding the number of and aggregate principal balance of the Commercial Mortgages serviced by ICCC, including both fixed and adjustable rate Commercial Mortgages, at various mortgage interest rates for the period shown:

                                                  PERIOD FROM JANUARY 15, 1997
                                                  (COMMENCEMENT OF OPERATIONS)
                                                   THROUGH DECEMBER 31, 1997
                                                --------------------------------
                                                         AGGREGATE   WEIGHTED
                                                 NUMBER  PRINCIPAL    AVERAGE
                                                OF LOANS  BALANCE  INTEREST RATE
                                                -------- --------- -------------
                                                     (DOLLARS IN MILLIONS)
      7.00-7.49%...............................     4     $ 18.8        7.38%
      7.50-7.99................................     9       29.0        7.63
      8.00-8.49................................    24       38.8        8.32
      8.50-8.99................................   351       41.3        8.75
      9.00-9.49................................   152       33.8        9.21
      9.50-9.99................................    15        5.9        9.73
      10.00-10.49..............................     4        1.6       10.09
                                                  ---     ------       -----
          Total................................   559     $169.2        8.45%
                                                  ===     ======       =====

  The following table sets forth the geographic distribution of ICCC's servicing portfolio for the period shown:

                                                 PERIOD FROM JANUARY 15, 1997
                                                 (COMMENCEMENT OF OPERATIONS)
                                                   THROUGH DECEMBER 31, 1997
                                               ---------------------------------
                                                        AGGREGATE % OF AGGREGATE
                                                NUMBER  PRINCIPAL   PRINCIPAL
                                               OF LOANS  BALANCE     BALANCE
                                               -------- --------- --------------
                                                     (DOLLARS IN MILLIONS)
      California..............................    54     $ 73.3        43.3%
      Arizona.................................   411       30.7        18.1
      Ohio....................................    12       27.8        16.5
      Texas...................................     6       15.0         8.8
      Nevada..................................     5        7.7         4.6
      Florida.................................     2        4.3         2.5
      Wisconsin...............................    21        2.8         1.6
      Colorado................................    41        2.1         1.3
      Others(1)...............................     7        5.5         3.3
                                                 ---     ------       -----
          Total...............................   559     $169.2       100.0%
                                                 ===     ======       =====

--------
(1) No other state accounted for greater than 1% of the Company's Commercial Mortgage Servicing Portfolio.

  The Company issues CMBSs or CMOs backed by the Commercial Mortgages it originates or purchases through its Conduit Operations. When CMBSs or CMOs are issued, a trust is created, and Commercial Mortgages are deposited into the trust for the benefit of the holders of the securities. When the trust is created, the loan servicing function for the Commercial Mortgages deposited into the trust are commonly divided into two areas of responsibility: master servicing and special servicing. The trustee and the depositor of the Commercial Mortgages enter into an agreement, typically called a pooling and servicing agreement, with one or more parties who will assume the responsibilities for master servicing and special servicing. Master servicing generally includes all of the servicing activities associated with non-defaulted Commercial Mortgages which typically includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow impound or reserve funds for payment of taxes and insurance, if applicable, making inspections or improvements of the mortgaged property, and remitting funds and reporting to the trustee. Special servicing generally includes managing all loan default matters and other more complicated issues associated with the servicing of the loans. Special servicing generally includes contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of borrower defaults which are not remedied. Special servicing also includes overseeing condemnation issues, insurance claims for casualty losses on collateral property and other matters of this nature. ICCC contracts with qualified Commercial Mortgage master servicers to assume the master servicing role in these securitizations and ICCC acts as special servicer. The Company believes that acting as special servicer will allow it to monitor and manage those matters of significant risk associated with the Commercial Mortgages. In this manner, the Company believes it will be best positioned to protect any beneficial interest it may retain in the trusts it creates. However, the Company reserves the right to act as either the master servicer, the special servicer, both or neither in the future. In addition, ICCC acts as the servicer for all loans purchased by the Long-Term Investment Operations. With respect to its function as a servicer for the Long-Term Investment Operations, ICCC and ICH entered into a Servicing Agreement having terms substantially similar to those described above.

  When ICCC purchases Commercial Mortgages that include the associated servicing rights or originates Commercial Mortgages, the allocated cost of the servicing rights will be reflected on its financial statements as CMSR. CMSR will be amortized in proportion to, and over the period of, expected future net servicing income.

  SFAS No. 125 requires that a portion of the cost of originating or purchasing a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the fair value of the components of the loan. To determine the fair value of the servicing rights created, ICCC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICCC incorporates assumptions that it believes market participants would use in estimating future net servicing income which include estimates of the cost of servicing or subservicing, an inflation rate, ancillary income per Commercial Mortgage, a prepayment rate, loss severity, a default rate and a discount rate commensurate with the risks involved.

  CMSRs are subject to some degree of volatility in the event of unanticipated prepayments or defaults. Prepayments in excess of those anticipated at the time CMSRs are recorded could result in a decline in the fair value of the CMSRs below their carrying value requiring a provision to increase the CMSRs valuation allowance. The rate of prepayment of Commercial Mortgages is affected by a variety of economic and other factors, including prevailing interest rates and the availability of alternative financing. The effect of those factors on Commercial Mortgage prepayment rates may vary depending on the particular type of Commercial Mortgage. Estimates of prepayment rates are made based on management's expectations of future prepayment rates, which are based, in part, on the historical rate of prepayment of ICCC's Commercial Mortgages, and other considerations. There can be no assurance of the accuracy of the Company's prepayments estimates. If actual prepayments with respect to Commercial Mortgages serviced occur more quickly than were projected at the time such Commercial Mortgages were sold, the carrying value of the CMSRs may have to be reduced through a provision recorded to increase the CMSRs valuation allowance in the period the fair value declined below the CMSR carrying value. If actual prepayments with respect to Commercial Mortgages occur more slowly than estimated, the carrying value of CMSRs would not increase, although total income would exceed previously estimated amounts and the related valuation allowances, if any, could be unnecessary.

REGULATION

  The rules and regulations applicable to the Conduit Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Commercial Mortgage origination and purchase activities are subject to, among other laws, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder that prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs.

  Additionally, there are various state and local laws and regulations affecting the Conduit Operations. ICCC is licensed in those states requiring such a license. Mortgage operations also may be subject to applicable state usury statutes. The Company is presently in material compliance with all material rules and regulations to which it is subject.

COMPETITION

  In originating Commercial Mortgages and issuing CMBSs, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. CMBSs issued by the Conduit Operations and the Long-Term Investment Operations faces competition from other investment opportunities available to prospective investors.

  The Company faces competition in its Conduit Operations from other financial institutions, including but not limited to banks and investment banks. Many of the institutions with which the Company competes in its Conduit Operations have significantly greater financial resources than the Company.

  Other multifamily residences, self-storage facilities, retail shopping facilities, office buildings and combination warehouse/industrial facilities located in the areas of the mortgaged properties securing the Company's Commercial Mortgages compete with the mortgaged properties of such types to attract residents, retail correspondents, tenants and customers. The leasing of real estate is highly competitive. The principal means of competition are price, location and the nature and condition of the facility to be leased. A borrower under a Commercial Mortgage competes with all lessors and developers of comparable types of real estate in the area in which the mortgaged property is located. Such lessors or developers could have lower rentals, lower operating costs, more favorable locations or better facilities. While a borrower under a Commercial Mortgage may renovate, refurbish or expand the mortgaged property to maintain it and remain competitive, such renovation, refurbishment or expansion may itself entail significant risk. Increased competition could adversely affect income from the market value of the mortgaged properties. In addition, the business conducted at each mortgaged property may face competition from other industries and industry segments.

EMPLOYEES

  All employees and operating management of the Company are also employees of ICCC. As of December 31, 1997, ICCC had 50 employees. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

FORWARD-LOOKING STATEMENTS

  In accordance with the Private Securities Litigation Reform Act of 1995, the Company can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included in this Annual Report on Form 10-K, including, without limitation, statements regarding investments in CMBSs, bulk purchases of Commercial Mortgages, hedging, servicing and statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Company with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of Commercial Mortgages and CMBSs, the impact of interest rates, costs, and business strategies and investment policies, and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Company, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of Commercial Mortgages and CMBSs, the impact of interest rates, costs and business strategies and investment policies. The Company's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to, (i) heightened competition, including specifically increased competition for Commercial Mortgage purchase opportunities with financial institutions, including investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets which have investment objectives similar to those of the Company and some of which may have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company, (ii) the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets, and yields available from time to time on such mortgage assets, (which, in turn, depend to a large extent on the type of mortgage asset involved, prevailing interest rates, the nature and geographical location of the property, competition, prepayments, environmental risks, defaults, and other factors, none of which can be predicted with certainty), (iii) regulatory and litigation matters, (iv) interest rates and their effect on Commercial Mortgages and CMBSs, (v) imbalances in cash available for distribution caused by an unanticipated level of defaults and/or prepayments on the Company's portfolio of mortgage assets and (vi) trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets, particularly trends affecting the Company's assets.

ITEM 2. PROPERTIES

  Pursuant to the Management Agreement, RAI contracts with IMH to provide space for the Company's executive offices and administrative facilities at IMH's executive offices in Santa Ana Heights, California. ICCC currently occupies, and is fully utilizing, approximately 18,000 square feet of office space in Irvine, California under a premises operating lease expiring in November 2000.

  In August 1997, ICH and IMH each purchased for cash a 50% interest in the commercial office building in Newport Beach, California. As of December 31, 1997, ICH and IMH financed the commercial property with a $5.2 million loan from ICCC. See "Item 13. Certain Relationships and Related Transactions-- Relationships with Affiliates--Credit Arrangements." The Company expects ICCC to begin relocating employees to the building in 1998 with relocation scheduled for completion in 1999. Management believes that these facilities will adequately provide for the Company's growth needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange under the symbol ICH. The following table sets forth for the high, low and closing sale prices for ICH's Common Stock as reported by the American Stock Exchange during 1997.

                                                             HIGH   LOW   CLOSE
                                                            ------ ------ ------
      Third Quarter (1).................................... $20.75 $16.56 $18.63
      Fourth Quarter.......................................  19.31  15.25  17.63

--------
(1) IMH became a public entity on August 4, 1997.

  On March 24, 1998, the last reported sale price of the Common Stock on the AMEX was $18.00 per share. As of March 24, 1998, there were 90 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

  To maintain its qualification as a REIT, ICH intends to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net income as calculated in accordance with Generally Accepted Accounting Principles ("GAAP"), determined without regard to the deduction for dividends paid and excluding any net capital gains. ICH declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividends payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for ICH to maintain REIT status will be made by ICH at the discretion of the Board of Directors and will depend on the taxable earnings of ICH, the financial condition of ICH and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level. The following table sets forth the dividends paid or declared by ICH:

                                                                       PER SHARE
                                                        STOCKHOLDER    DIVIDEND
                      PERIOD COVERED                    RECORD DATE     AMOUNT
                      --------------                 ----------------- ---------
      Quarter ended September 30, 1997 (1).......... October 21, 1997    $0.15
      Quarter ended December 31, 1997 (2)........... December 31, 1997   $0.38

--------
(1) IMH became a public entity on August 4, 1997.

(2) The Board of Directors of ICH declared a $0.38 per share cash dividend paid on January 15, 1998 to stockholders of record on December 31, 1997.

  Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by ICH as capital gain or may constitute a tax-free return of capital. ICH will annually furnish to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. Of the dividends paid during 1997, approximately $504,000 represented a tax-free return of capital.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated statements of operations data for the period from January 15, 1997 (commencement of operations) through December 31, 1997, and the consolidated balance sheet data as of December 31, 1997 were derived from the Company's and ICCC's financial statements audited by KPMG Peat Marwick LLP ("KPMG"), independent auditors, whose reports with respect thereto appear elsewhere herein.

  References to financial information of the Company reflect financial results of ICH for the period from January 15, 1997 (commencement of operations) through December 31, 1997, the financial results of ICH's equity interest in net earnings in ICCC as a stand-alone entity, subsequent to the Contribution, and the financial results of Dove for the period from August 25, 1997 through December 31, 1997.

  The results of operations of ICCC, of which 95% of the economic interest is owned by ICH, are included in the results of operations of the Company as "Equity in net income of Impac Commercial Capital Corporation."

                        IMPAC COMMERCIAL HOLDINGS, INC.

             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
   STATEMENT OF OPERATIONS DATA:
   -----------------------------
   Revenues:
     Interest income..............................            $  7,459
     Equity in net income of Impac Commercial
      Capital Corporation.........................               1,694
     Rental and other income......................                 174
                                                              --------
                                                                 9,327
                                                              --------
   Expenses:
     Stock compensation expense...................               2,697
     Interest on borrowings.......................               2,350
     General and administrative and other.........                 905
     Provision for loan losses....................                 564
                                                              --------
                                                                 6,516
                                                              --------
      Net income..................................            $  2,811
                                                              ========
      Net income per share--basic.................            $   0.61
                                                              ========
      Net income per share--diluted...............            $   0.61
                                                              ========
      Dividends declared per share................            $   0.53
                                                              ========
                                                          AT DECEMBER 31,
                                                                1997
                                                          ---------------
   BALANCE SHEET DATA:
   -------------------
   Total assets...................................            $218,839
   Finance receivables............................              95,711
   Commercial Mortgages held-for-investment and
    CMO collateral................................              67,045
   Investment securities available-for-sale.......              19,353
   Residual interest in securitizations, held-for-
    trading.......................................               9,936
   Total borrowings...............................             104,391
   Total stockholders' equity.....................             103,242

                      IMPAC COMMERCIAL CAPITAL CORPORATION

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT OPERATING DATA)

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
   STATEMENT OF OPERATIONS DATA:
   -----------------------------
   Revenues:
     Interest income...............................           $  2,804
     Gain on sale of loans.........................              3,657
     Loan servicing and other income...............                 62
                                                              --------
                                                                 6,523
                                                              --------
   Expenses:
     Interest on borrowings........................              2,747
     General and administrative and other..........              1,176
     Provision for repurchases.....................                201
                                                              --------
                                                                 4,124
                                                              --------
       Income before income taxes..................              2,399
     Income taxes..................................              1,022
                                                              --------
       Net income..................................           $  1,377
                                                              ========
   OPERATING DATA (IN MILLIONS):
   -----------------------------
   Commercial Mortgage acquisitions (volume).......           $  233.5
   Servicing portfolio at period-end...............              169.2
                                                          AT DECEMBER 31,
                                                                1997
                                                          ---------------
   BALANCE SHEET DATA:
   -------------------
   Total assets....................................           $112,635
   Commercial Mortgage loans held-for-sale.........            106,654
   Warehouse line agreements.......................            104,219
   Total shareholders' equity......................              4,403

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

  ICH was incorporated in the state of Maryland in on February 3, 1997. ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions, mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations, which invests primarily in Commercial Mortgages and CMBSs and subsequent to ICH's IPO in August 1997 engages in the Conduit Operations, ICCC, which originates, purchases and sells or securitizes Commercial Mortgages. ICCC operates three divisions: the Condominium Division, the Retail Division, and the Correspondent and Bulk Purchase Division.

 Significant Transactions

  In February 1997, certain officers and directors, as a group, of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of the Common Stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of ICCC, which represents 95% of the economic interest in ICCC, for $500,000, and certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represents 5% of the economic interest in ICCC. In addition, ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH and $900,000 in borrowings from IMH.

  In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note convertible into shares of non-voting preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All shares of ICH Preferred Stock were automatically converted upon the closing of the IPO into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which was $5.00 and the denominator of which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the IPO were automatically converted into shares of ICH non-voting Class A Common Stock at the same rate as the ICH Preferred Stock converted into ICH Common Stock. Shares of ICH Class A Common Stock convert into shares of ICH Common Stock on a one-for-one basis and each such class of Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sale of ICH Common Stock held by IMH, shares of ICH Class A Common Stock will automatically convert into additional shares of the Common Stock of ICH, subject to a 9.8% limitation. In addition, ICH purchased
$10.1 million in CMBSs from IFC which was financed with a promissory note. The promissory note was repaid to IFC with cash from IMH's above-referenced $15.0 million investment. Concurrently, ICH repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans. ICH entered into a borrowing agreement with Imperial Credit Industries Inc. ("ICII") for $7.9 million secured by $10.1 million in CMBSs. The loan was repaid upon ICH's IPO.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equivalent number of shares of ICH Class A Common Stock.

  In August 1997, the Company raised $88.2 million, net of underwriting expenses, from its IPO as stockholders purchased 6,325,000 shares of common stock at a price of $15.00 per share. Upon the closing of the IPO, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of March 24, 1998, IMH owned 719,789 shares, or 9.8%, of ICH Common Stock in addition to 674,211 shares, or 100%, of ICH Class A Stock.

  In August 1997, IMH/ICH Dove Street, LLC, a California limited liability company, of which each of IMH and ICH own a 50% interest, purchased for cash an office building located in Newport Beach, California. The commercial property was subsequently financed with a $5.2 million loan from ICCC. See "Item 13. Certain Relationships and Related Transactions--Relationships with Affiliates--Credit Arrangements."

RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.

For the period from January 15, 1997 (commencement of operations) through December 31, 1997

 Net Income

  Net income for the period from January 15, 1997 (commencement of operations) through December 31, 1997 (the "Period") was $2.8 million, or $0.61 per diluted share. Contributions to net income for the Period were primarily the result of net interest income earned on Commercial Mortgages, investment and residual securities, and finance receivables which was partially offset by stock compensation expense, professional services and provision for loan losses.

 Revenues

  Revenues for the Period were $9.3 million which was primarily comprised of interest income earned on Commercial Mortgages held-for-investment, investment securities available-for-sale, residual interests in securitizations, and finance receivables (collectively, "Commercial Mortgage Assets"). Revenues were also positively affected by equity in net income of Impac Commercial Capital Corporation.

  Interest income earned for the Period on Commercial Mortgage Assets was $6.7 million as average outstanding Commercial Mortgage Assets was $63.0 million.

  Interest income of $2.1 million was earned for the Period on Commercial Mortgages held-for-investment and CMO collateral as ICH acquired $58.5 million of adjustable rate Commercial Mortgages from ICCC for the Period and ICH contributed $4.3 million of adjustable rate condominium conversion loans as CMO collateral in December 1997. Average outstanding Commercial Mortgages and CMO collateral was $22.0 million and $233,000, respectively, for the Period.

  Interest income of $2.4 million was earned for the Period on finance receivables as average outstanding finance receivables to ICCC was $28.0 million. ICCC acquired $233.5 million in Commercial Mortgages during the Period which were financed by ICH. ICH earns interest at prime on finance receivables outstanding to ICCC.

  Interest income of $1.7 million and $514,000 was earned for the Period from a residual interest in securitization and investment securities available-for-sale, respectively. The residual interest in securitization was purchased from IFC in February 1997 for $10.1 million. The average outstanding balance on total residual and investment securities for the Period was $12.8 million.

  Equity in net income of Impac Commercial Capital Corporation was $1.7 million. ICH has a 95% economic interest in ICCC through its ownership of 100% of the preferred stock of ICCC which was acquired in August 1997. See "-- Significant Transactions." For additional information on the financial results of ICCC, see "-- Results of Operations; Impac Commercial Capital Corporation."

 Expenses

  Expenses for the Period were $6.5 million which was primarily comprised of interest expense on reverse repurchase agreements, borrowings from Impac Warehouse Lending Group, Inc. ("IWLG"), formerly Imperial Warehouse Lending Group, Inc., a subsidiary of IMH, and other borrowings and stock compensation expense related to the issuance of founder's stock.

  Interest expense for the Period on total borrowings was $2.4 million as total average outstanding borrowings was $31.0 million.

  Interest expense for the Period on warehouse line and reverse repurchase agreements was $1.4 million on average outstanding borrowings of $20.4 million. These borrowings were used to finance the acquisition of $58.5 million of Commercial Mortgages and $20.2 million of CMBSs during the Period.

  Interest expense for the Period on borrowings from IWLG was $453,000 on average outstanding borrowings of $5.0 million. These borrowings were used to finance the acquisition of $17.5 million in principal balance of condominium conversion loans acquired from IFC until ICH obtained warehouse financing facilities from third party lenders.

  Interest expense for the Period on borrowings from others was $503,000 as average outstanding borrowings was $5.5 million. These borrowings were used to finance the acquisition of $10.1 million in residual interest in securitization which was paid off in September 1997 with proceeds from ICH's IPO.

  Stock compensation expense was related to the issuance of founder's stock to directors and officers of the Company. ICH issued 300,000 shares of common stock to directors and officers of ICH on February 3, 1997 at $0.01 per share. The estimated fair value of the shares was $9.00 (a difference of $8.99 per share) or $2.7 million.

  Professional services was primarily the result of intercompany allocations. ICH is charged for various services provided by IMH and IFC, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge, under the Company's Management Agreement with RAI. Of the $617,000 of professional services incurred during the Period, $525,000 in professional services were allocated to ICH.

  The provision for loan losses during the Period was $564,000 as a result of the combined increase in Commercial Mortgages held-for-investment, CMO collateral, and finance receivables ("Gross Loan Receivables") outstanding at December 31, 1997 of $162.8 million. The Company did not experience any loan charge-offs during the Period. While the Company believes that it has adequately provided for any future credit losses, the Company may have to add to its loan loss allowance based upon actual loan loss experience or an increase in the Company's investments.

RESULTS OF OPERATIONS; IMPAC COMMERCIAL CAPITAL CORPORATION

For the period from January 15, 1997 (commencement of operations) through December 31, 1997

 Net Income

  Net income for the Period was $1.4 million. Contributions to net income for the Period were primarily the result of net interest income earned on Commercial Mortgages held-for-sale and gain on sale of Commercial Mortgages which was partially offset by professional services and provision for repurchases.

 Revenues

  Revenues for the Period were $6.5 million which was primarily comprised of interest income earned on Commercial Mortgages held-for-sale and gain on sale of loans. Interest income earned for the Period on Commercial Mortgages was $2.8 million as average outstanding Commercial Mortgages was $32.3 million as ICCC acquired $233.5 million of Commercial Mortgages during the Period. Gain on sale of loans for the Period was $3.7 million as ICCC sold $73.4 million of Commercial Mortgages to third parties.

 Expenses

  Expenses for the Period were $4.1 million which was primarily comprised of interest expense on borrowings from ICH under warehouse line agreements and other affiliated borrowings, general and administrative expenses, and professional services.

  Interest expense for the Period on total borrowings was $2.7 million as total average outstanding borrowings was $31.1 million. Interest expense for the Period on borrowings from ICH under warehouse line agreements and on borrowings with other affiliates was $2.4 million and $375,000, respectively, on average outstanding borrowings of $28.0 million and $3.1 million, respectively. These borrowings were used to finance the acquisition of $233.5 million of Commercial Mortgages during the Period.

  Professional services was primarily the result of intercompany allocations. ICCC is charged for various services provided by IMH and IFC, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge, under the Company's Management Agreement with RAI. Of the $540,000 of professional services incurred during the Period, $456,000 in professional services were allocated to ICCC.

  Provision for repurchases during the Period was $201,000. Management expects to increase ICCC's allowance for repurchases, both in terms of amount and expressed as a percentage of the last twelve months of loan sales, in future periods as ICCC's loan sales activity increases.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal liquidity requirements result from funding needs arising from the acquisition of Commercial Mortgages and CMBSs by the Long-Term Investment Operations, ICH, and the origination or purchase of Commercial Mortgages held-for-sale by the Conduit Operations, ICCC.

  Prior to the ICH IPO, the Long-Term Investment Operations was funded by $15.0 million in investments and $900,000 in borrowings from IMH and a warehouse line agreement from a third party lender. ICCC was funded by affiliated borrowings and by $500,000 from the issuance of preferred stock. Subsequent to the Company's IPO, the Long-Term Investment Operations and the Conduit Operations were funded through borrowings from warehouse line agreements and reverse repurchase agreements, borrowings from affiliated companies, sale of Commercial Mortgages and proceeds from the issuance of capital stock.

  ICH, as a stand-alone entity, entered into committed warehouse line agreements with two investment banks, one of which expires in April 1998 and one of which expires in February 1999 (unless terminated earlier), which provide up to an aggregate of $400.0 million (or $200.0 million under each facility) to finance ICH's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, plus a certain margin depending on the type of collateral provided by the Company. The margins on the warehouse line agreements are based on the type of mortgage collateral used and the loan amounts generally range from 85% to 90% of the fair market value of the collateral. Management believes that the warehouse line agreements will be sufficient to handle the Company's liquidity needs. As of December 31, 1997, $90.4 million was outstanding on warehouse line agreements.

  ICH has entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the loans are based on one-month LIBOR plus a margin depending on the type of collateral. As of December 31, 1997, amounts outstanding on the reverse repurchase agreements were $9.8 million.

  In August 1997, the Company raised $88.2 million from its IPO as stockholders purchased 6,325,000 shares of common stock at a price of $15.00 per share. Underwriting discount and commissions were $6.6 million and the total expenses were approximately $1.2 million, which the Company believes is a reasonable estimate of such expenses. The net offering proceeds to the Company, after deducting the above expenses, were $87.0 million of which $36.8 million was used to reduce borrowings under warehouse facilities, $18.7 million and $12.4 million was used to purchase Commercial Mortgages and CMBSs, respectively, $3.9 million was used to purchase a 50% interest in a commercial office building, Dove, and $15.2 million was used for general working capital needs.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest income recorded by ICH related to such advances to IMH was approximately $68,000.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of December 31, 1997, ICH's outstanding borrowings under the credit arrangement was $9.1 million. Interest expense recorded by ICH related to such borrowings from IMH was approximately $55,000.

  In October 1997, ICH agreed to provide to IFC a $15.0 million revolving line of credit expiring on December 31, 1997 at an interest rate of Prime plus 1% with interest and principal paid monthly. As of December 31, 1997, the line of credit expired and there was no balance outstanding.

  ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance the ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at prime which was 8.50% at December 31, 1997. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral. Management believes that the warehouse line agreements will be sufficient to handle the Company's liquidity needs. As of December 31, 1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $95.7 million.

  ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate. As of December 31, 1997, outstanding amounts on the warehouse line agreement was $8.5 million.

  The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various business, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

  During the Period, ICCC sold $73.4 million and $58.4 million in principal balance of Commercial Mortgages to third party investors and ICH, respectively.

  For the Period, net cash provided by operating activities was $9.2 million. Net cash provided by operating activities was positively affected by a net increase of $6.5 million in due from and due to affiliates and by $2.7 million in stock compensation expense related to the issuance of 300,000 shares of the Common Stock of ICH.

  For the Period, net cash used in investing activities was $198.5 million. Net cash used in investing activities was negatively affected by net increases of $62.8 million in Commercial Mortgages held for investment, $95.7 million in finance receivables to ICCC, $30.3 million in acquisition of CMBSs, and $3.9 million from the acquisition of premises and equipment.

  For the Period, net cash provided by financing activities was $205.2 million. Net cash provided by financing activities was positively affected by an increase of $100.2 million from warehouse line and reverse repurchase agreements and $102.0 million from the issuance of common stock.

INFLATION

  The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        IMPAC COMMERCIAL HOLDINGS, INC.

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  31
Consolidated Balance Sheet.................................................  32
Consolidated Statement of Operations.......................................  33
Consolidated Statement of Changes in Stockholders' Equity..................  34
Consolidated Statement of Cash Flows.......................................  35
Notes to Consolidated Financial Statements.................................  36

                      IMPAC COMMERCIAL CAPITAL CORPORATION
Independent Auditors' Report...............................................  53
Balance Sheet..............................................................  54
Statement of Operations....................................................  55
Statement of Changes in Shareholders' Equity...............................  56
Statement of Cash Flows....................................................  57
Notes to Financial Statements..............................................  58

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Commercial Holdings, Inc.:

  We have audited the accompanying consolidated balance sheet of Impac Commercial Holdings, Inc. and subsidiary as of December 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from January 15, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Commercial Holdings, Inc. and subsidiary as of December 31, 1997 and the results of their operations and their cash flows for the period from January 15, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Orange County, California
February 9, 1998

                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        AT
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
                              ASSETS
                              ------
Cash and cash equivalents.........................................   $ 15,908
Investment securities available-for-sale..........................     19,353
Residual interest in securitizations, held-for-trading............      9,936
Loan receivables:
  Finance receivables.............................................     95,711
  Commercial Mortgages held-for-investment........................     62,790
  CMO collateral..................................................      4,255
  Allowance for loan losses.......................................       (564)
                                                                     --------
    Net loan receivables..........................................    162,192
Investment in Impac Commercial Capital Corporation................      4,182
Premises and equipment, net.......................................      3,857
Due from affiliates...............................................      1,592
Accrued interest receivable.......................................      1,361
Other assets......................................................        458
                                                                     --------
                                                                     $218,839
                                                                     ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Warehouse line agreements.........................................   $ 90,374
Reverse repurchase agreements.....................................      9,841
CMO borrowings....................................................      4,176
Due to affiliates.................................................      8,067
Other liabilities.................................................      3,139
                                                                     --------
    Total liabilities.............................................    115,597
Stockholders' Equity:
  Preferred Stock; $.01 par value; 6,000,000 shares authorized; no
   shares outstanding at December 31, 1997........................        --
  Convertible Class A Preferred Stock; $.01 par value; 4,000,000
   shares authorized; no shares outstanding at December 31, 1997..        --
  Common Stock; $.01 par value; 46,000,000 shares authorized;
   7,344,789 shares issued and outstanding at December 31, 1997...         73
  Class A Common Stock; $.01 par value; 4,000,000 shares
   authorized; 674,211 shares issued and outstanding at December
   31, 1997.......................................................          7
  Additional paid-in-capital......................................    104,761
  Investment securities valuation allowance.......................       (160)
  Cumulative dividends declared...................................     (4,250)
  Retained earnings...............................................      2,811
                                                                     --------
    Total stockholders' equity....................................    103,242
                                                                     --------
Commitments and contingencies
Subsequent events
                                                                     $218,839
                                                                     ========

          See accompanying notes to consolidated financial statements.

                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE PERIOD FROM
                                                         JANUARY 15, 1997
                                                   (COMMENCEMENT OF OPERATIONS)
                                                    THROUGH DECEMBER 31, 1997
                                                   ----------------------------
Revenues:
  Interest income.................................           $ 7,459
  Equity in net income of Impac Commercial Capital
   Corporation....................................             1,694
  Rental and other income.........................               174
                                                             -------
                                                               9,327
                                                             -------
Expenses:
  Interest expense on warehouse line and reverse
   repurchase agreements..........................             1,394
  Interest expense on other borrowings............               503
  Interest expense on borrowings from Impac
   Warehouse Lending Group........................               453
  Professional services...........................               617
  Provision for loan losses.......................               564
  General and administrative and other............               288
  Stock compensation expense......................             2,697
                                                             -------
                                                               6,516
                                                             -------
Net income........................................           $ 2,811
                                                             =======
Net income per share--basic.......................           $  0.61
                                                             =======
Net income per share--diluted.....................           $  0.61
                                                             =======



          See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)

                             PREFERRED                      CLASS A               INVESTMENT
                               STOCK      COMMON STOCK   COMMON STOCK  ADDITIONAL SECURITIES CUMULATIVE              TOTAL
                           -------------- -------------- -------------  PAID-IN   VALUATION  DIVIDENDS  RETAINED STOCKHOLDERS'
                           NUMBER  DOLLAR NUMBER  DOLLAR NUMBER DOLLAR  CAPITAL   ALLOWANCE   DECLARED  EARNINGS    EQUITY
                           ------  ------ ------  ------ ------ ------ ---------- ---------- ---------- -------- -------------
Balance, January 15, 1997
(commencement of
operations).......            --    $--     --     $--    --     $--    $    --     $ --      $   --     $  --     $    --
Sale of Common
Stock to IMH and
certain officers
and directors of
the Company.......                          599       6   --      --       2,697      --          --        --        2,703
Conversion of
promissory notes
to Preferred
Stock.............          3,000     30    --      --    --      --      14,970      --          --        --       15,000
Cumulative
dividends
declared..........            --     --     --      --    --      --         --       --       (4,250)      --       (4,250)
Net proceeds from
public stock
offering..........            --     --   6,325      63   --      --      86,961      --          --        --       87,024
Class A Common
Stock issued to
IMH for ICCC
Preferred Stock...            --     --     --      --     95       1        113      --          --        --          114
Conversion of ICH
Preferred Stock to
Class A Common
Stock.............         (3,000)   (30)   720       7   280       3         20      --          --        --          --
Conversion of ICH
Common Stock to
Class A Common
Stock.............            --     --    (299)     (3)  299       3        --       --          --        --          --
Securities
valuation
allowance, net....            --     --     --      --    --      --         --      (160)        --        --         (160)
Net income from
January 15, 1997
(commencement of
operations)
through
December 31, 1997.            --     --     --      --    --      --         --       --          --      2,811       2,811
                           ------   ----  -----    ----   ---    ----   --------    -----     -------    ------    --------
Balance,
December 31, 1997.            --    $--   7,345    $ 73   674    $  7   $104,761    $(160)    $(4,250)   $2,811    $103,242
                           ======   ====  =====    ====   ===    ====   ========    =====     =======    ======    ========


         See accompanying notes to consolidated financial statements.

                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                       FOR THE PERIOD FROM
                                                         JANUARY 15, 1997
                                                   (COMMENCEMENT OF OPERATIONS)
                                                    THROUGH DECEMBER 31, 1997
                                                   ----------------------------
Cash flows from operating activities:
 Net income.......................................          $   2,811
 Adjustments to reconcile net income to net cash
  provided by operating activities:
 Equity in net income of Impac Commercial Capital
  Corporation.....................................             (1,694)
 Stock compensation expense.......................              2,697
 Provision for loan losses........................                564
 Depreciation.....................................                 65
 Increase in accrued interest on receivables......             (1,361)
 Net change in other assets and liabilities.......               (366)
  Net change in due from affiliates and due to
   affiliates.....................................              6,475
                                                            ---------
   Net cash provided by operating activities......              9,191
                                                            ---------
Cash flows from investing activities:
 Increase in Commercial Mortgages held-for-
  investment......................................            (62,790)
 Increase in finance receivables..................            (95,711)
 Increase in CMO collateral.......................             (4,255)
 Purchase of investment securities available-for-
  sale............................................            (20,202)
 Principal reductions on investment securities
  available-for-sale..............................                689
 Purchase of residual interest in securitizations.            (10,098)
 Principal reductions on residual interest in
  securitizations.................................                162
 Purchase of premises and equipment...............             (3,922)
 Contribution to Impac Commercial Capital
  Corporation.....................................             (2,375)
                                                            ---------
  Net cash used in investing activities...........           (198,502)
                                                            ---------
Cash flows from financing activities:
 Increase in warehouse line and reverse repurchase
  agreements......................................            100,215
 Issuance of CMO borrowings.......................              4,176
 Issuance of Common Stock through initial public
  offering........................................             87,024
 Issuance of promissory notes.....................             15,000
 Issuance of Class A Common Stock.................                  7
 Dividends paid...................................             (1,203)
                                                            ---------
  Net cash provided by financing activities.......            205,219
                                                            ---------
Net change in cash and cash equivalents...........             15,908
Cash and cash equivalents at beginning of period..                --
                                                            ---------
Cash and cash equivalents at end of period........          $  15,908
                                                            =========
Supplementary information:
 Interest paid....................................          $   1,974
Non-cash transactions:
 Increase in investment securities valuation
  allowance.......................................          $     160
 Class A Common Stock issued to IMH for ICCC
  Preferred Stock.................................                114
 Conversion of promissory notes to ICH Preferred
  Stock...........................................             15,000
 Conversion of ICH Preferred Stock to Class A
  Common Stock....................................             15,000
 Conversion of ICH Common Stock to Class A Common
  Stock...........................................                  3
 Dividends declared and unpaid....................              3,047

          See accompanying notes to consolidated financial statements.

                        IMPAC COMMERCIAL HOLDINGS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Business

  Impac Commercial Holdings, Inc. (ICH or the Company), a newly formed Maryland corporation, commenced operations in January 1997 as a separate division of Impac Mortgage Holdings, Inc. (IMH). ICH changed its name to IMH Commercial Holdings, Inc. on June 30, 1997 and on January 28, 1998 the Company changed its name to Impac Commercial Holdings, Inc. The Company operates as a specialty commercial property finance company which elects to be taxed as a real estate investment trust (REIT) for Federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of corporate level Federal income tax.

  The Company and Impac Commercial Capital Corporation (ICCC), the Company's unconsolidated conduit operations vehicle, were formed for the purpose of originating, purchasing and securitizing or selling commercial mortgages and investing in commercial mortgages and commercial mortgage-backed securities (CMBSs). Commercial Mortgage assets include mortgage loans on condo-conversions, mortgage loans on commercial property, such as industrial and warehouse properties, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, Commercial Mortgages).

 Organizational Transactions and Contribution Transaction

  On February 3, 1997, certain officers and directors of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of common stock of ICH ("ICH Common Stock"), respectively. In addition, IMH purchased all of the non-voting preferred stock of ICCC, which has a coupon which represents 95% of generally accepted accounting principles (GAAP) based economic interest in ICCC entitling the holder to receive 95% of any dividend or distribution made by ICCC, for $500,000. Certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represents 5% of GAAP based economic interest in ICCC entitling the holder to receive 5% of any dividend or distribution of ICCC. In addition, ICCC brokered the Company's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings from Impac Warehouse Lending Group, Inc. (IWLG), formerly Imperial Warehouse Lending Group, Inc., a subsidiary of IMH, under a warehouse lending facility and $900,000 in other borrowings from IMH. All of such condominium conversion loans were purchased from Impac Funding Corporation (IFC), formerly ICI Funding Corporation, the conduit operations of IMH, and $7.3 million of such mortgage loans were originated by a company with which William D. Endresen, an officer of the Company and ICCC, was an affiliate.

  In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note bearing interest at the rate of 8% per annum which was convertible into shares of non-voting convertible preferred stock of ICH (the "ICH Preferred Stock") at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note (the "Conversion Rate"). IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All ICH Preferred Stock was automatically converted upon the closing of ICH's initial public offering (IPO) into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which is $5.00 and the denominator of which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH is not entitled to have converted into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of the outstanding ICH Common Stock. Shares of ICH Class A Stock convert into shares of ICH Common Stock on a one-for-one basis and each such class of ICH Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of ICH Common Stock or sales of ICH Common Stock held by IMH, shares of ICH Class A Stock shall automatically convert into additional shares of ICH Common Stock, subject to said 9.8% limitation.

                        IMPAC COMMERCIAL HOLDINGS, INC.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equal number of shares of ICH Class A Common Stock.

  Upon the closing of the IPO in August 1997, IMH contributed to ICH (the Contribution) 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of March 24, 1998, IMH owned 719,789 shares of ICH Common Stock and 674,211 shares of ICH Class A Common Stock.

 Basis of Financial Statement Presentation

  The operations of ICH have been presented in the consolidated financial statements for the period from January 15, 1997 (commencement of operations) through December 31, 1997 and include the financial results of ICH for the period from January 15, 1997 (commencement of operations) through December 31, 1997, the financial results of ICH's equity interest in net earnings in ICCC as a stand-alone entity, subsequent to the Contribution, and the financial results of Dove for the period from August 25, 1997 through December 31, 1997.

  The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  All significant intercompany balances and transactions with ICH's consolidated subsidiary (Dove) have been eliminated in consolidation.

 Income Taxes

  ICH operates so as to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of ICH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its stockholders, the distribution of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in its subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year ICH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If ICH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. In any year in which the Company qualifies as a REIT, it generally will not be subject to Federal income tax on that portion of its taxable income or net capital gain that is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates upon any net income or net capital gain not distributed. The Company intends to distribute substantially all of its taxable income to its stockholders on a pro rata basis in each year.

 Net Income per Share

  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement replaces the previously reported primary and fully diluted

                        IMPAC COMMERCIAL HOLDINGS, INC.

earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any diluted effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

  Net income per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. Basic and dilutive earnings per share are approximately the same for the period presented. Of the dividends paid during 1997, approximately $504,000 represented a tax-free return of capital.

                                                       FOR THE PERIOD FROM
                                                         JANUARY 15, 1997
                                                   (COMMENCEMENT OF OPERATIONS)
                                                    THROUGH DECEMBER 31, 1997
                                                   ----------------------------
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
NUMERATOR:
  Numerator for basic earnings per share--
    Net income ...................................           $ 2,811
                                                             =======
DENOMINATOR:
  Denominator for basic earnings per share--
    Weighted average number of common shares
     outstanding during the period................             4,631
    Net effect of dilutive stock options..........                14
                                                             -------
  Denominator for diluted earnings per share......             4,645
                                                             =======
  Net income per share--basic.....................           $  0.61
                                                             =======
  Net income per share--diluted...................           $  0.61
                                                             =======

 Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Nos. 130 and 131, "Reporting Comprehensive Income" (SFAS No. 130) and "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), respectively (collectively, the Statements). The Statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 established standards for reporting of comprehensive income and its components in annual financial statements. SFAS No. 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS No. 130 and SFAS No. 131, respectively. Application of the Statements' requirements is not expected to have a material impact on the Company's disclosures.

2. CASH AND CASH EQUIVALENTS

  For purposes of the statement of cash flows, cash and cash equivalents consist of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

3. INVESTMENT IN IMPERIAL COMMERCIAL CREDIT CORPORATION

  The Company records its investment in ICCC on the equity method. Certain officers and directors of the Company and ICCC own all of the common stock of ICCC and are entitled to 5% of the earnings or loss of

                        IMPAC COMMERCIAL HOLDINGS, INC.

ICCC. The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock in ICCC. ICCC is a commercial loan conduit organization, which purchases mortgage loans and subsequently securitizes or sells such loans to permanent investors, including ICH. Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

4. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company classifies CMBSs as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. At December 31, 1997, the Company's investment securities available-for-sale included $6.4 million of CMBSs and $13.0 million of "interest only" securities collateralized by Commercial Mortgages. Such investments may subject the Company to credit, interest rate and/or prepayment risk.

  The amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows (in thousands):

                                                 GROSS      GROSS
                                     AMORTIZED UNREALIZED UNREALIZED ESTIMATED
                                       COST       GAIN       LOSS    FAIR VALUE
                                     --------- ---------- ---------- ----------
   At December 31, 1997:
     Commercial mortgage-backed
      securities...................  $  6,363     $ --      $  --     $  6,363
     Interest only securities......    13,150       --        160       12,990
                                     --------     ----      -----     --------
                                     $ 19,513     $ --      $ 160     $ 19,353
                                     ========     ====      =====     ========

5. RESIDUAL INTEREST IN SECURITIZATION, HELD-FOR-TRADING

  The accompanying 1997 balance sheet includes one residual interest in securitization (residual) of real estate mortgage investment conduit (REMIC) which was recorded as a result of a 1995 securitization by Imperial Credit Industries, Inc. (ICII) of commercial loans through a special purpose trust vehicle. ICII has one director who also serves on the Board of ICH. ICH purchased the residual in March 1997 from IFC for $10.1 million. As of December 31, 1997, the carrying amount of the residual was $9.9 million.

  IFC and ICH have estimated future cash flows from the residual utilizing assumptions that they believe are commensurate with the risk inherent in the investment and consistent with those that they believe would be utilized by an unaffiliated third-party purchaser and discounted at a rate commensurate with the risk involved. The Company has classified this residual as a held-for-trading security. Unrealized gains and losses net of related income taxes will be recognized as a reduction to current operations. To the Company's knowledge, there is currently no active market for the purchase or sale of this residual.

  The fair value of the residual is determined by computing the present value of the excess of the weighted-average coupon on the Commercial Mortgages sold (10.6%) over the sum of: (1) the coupon on the senior interest (5.9%), (2) a base servicing fee paid to servicer of the Commercial Mortgages (0.50%) and other fees, (3) expected estimated losses (0.40%) to be incurred on the portfolio of Commercial Mortgages sold over the

                        IMPAC COMMERCIAL HOLDINGS, INC.

estimated lives of the Commercial Mortgages and using an estimated future prepayment assumption (10%). The prepayment assumptions used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar Commercial Mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 16.6%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's residual could decline.

  Under the terms of the securitization, the residual is required to build overcollateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the residual holder are all held by the REMIC trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of overcollateralization held by the residual in the REMIC trust. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining Commercial Mortgages once the balance of the Commercial Mortgages in the trust are reduced to 10% of a specified balance of the original Commercial Mortgages in the trust, any remaining amounts in the trust are distributed. The current amount of any overcollateralization balance held by the trust are recorded as part of the residual.

6. COMMERCIAL MORTGAGES HELD FOR INVESTMENT AND COLLATERALIZED MORTGAGE OBLIGATIONS (CMO) COLLATERAL

  The Company purchases Commercial Mortgages to be held as long-term investments or as CMO collateral. Commercial Mortgages held for investment and CMO collateral are recorded at cost at the date of purchase. Commercial Mortgages held for investment and CMO collateral include various types of adjustable-rate loans secured by commercial mortgages on real property and adjustable rate loans to developers secured by first liens on converted condominium complexes. As of December 31, 1997, Commercial Mortgages held as long-term investments were $62.8 million which include premiums of $110,686. During the year ended December 31, 1997, $4.2 million of CMOs were issued and collateralized by $4.3 million of Commercial Mortgages. Premiums and discounts related to these Commercial Mortgages are amortized over their estimated lives using the interest method. Commercial Mortgages are continually evaluated for collectibility and, if appropriate, the Commercial Mortgages may be placed on nonaccrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income. Other than temporary impairment in the carrying value of Commercial Mortgages held for investment, if any, will be recognized as a reduction to current operations.

7. FINANCE RECEIVABLES

  Finance receivables represent transactions with ICCC involving commercial real estate lending. The Company earns interest at prime (8.50% at December 31, 1997) on the warehouse line agreements. The maximum available on ICCC's warehouse line agreements as of December 31, 1997 was $900.0 million of which $95.7 million was outstanding thereunder. As a warehouse lender, the Company is a secured creditor and is subject to the risks inherent in that status including, the risk of borrower default and bankruptcy. Any claim of the Company as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. The Company's finance receivables represent warehouse lines of credit with ICCC collateralized by Commercial Mortgages on commercial real property. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans. Finance receivables are continually evaluated for collectibility and, if appropriate, the receivable is placed on non-accrual status, generally when the receivable is 90 days past due. Future

                        IMPAC COMMERCIAL HOLDINGS, INC.

collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

8. ALLOWANCE FOR LOAN LOSSES

  The Company maintains an allowance for losses on Commercial Mortgages held for investment, collateral for CMOs and finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the Commercial Mortgage portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on Commercial Mortgages previously charged off are credited back to the allowance.

  Activity in the allowance for loan losses was as follows:

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
                                                           (IN THOUSANDS)
   Balance, beginning of period...................             $ --
   Provision for loan losses......................               564
   Charge-offs....................................               --
                                                               -----
   Balance, end of period.........................             $ 564
                                                               =====

9. PREMISES AND EQUIPMENT, NET

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

  Premises and equipment consisted of the following:

                                                                        AT
                                                                   DECEMBER 31,
                                                                       1997
                                                                   ------------
                                                                  (IN THOUSANDS)
   Premises and equipment.......................................     $ 3,922
   Less accumulated depreciation................................         (65)
                                                                     -------
                                                                     $ 3,857
                                                                     =======

10. CMO BORROWINGS

  The Company issues CMOs, which are secured by Commercial Mortgages as a means of financing its Long-Term Investment Operations. For accounting and tax purposes, Commercial Mortgages financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans.

                        IMPAC COMMERCIAL HOLDINGS, INC.

  The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 1997, and certain interest rate information:

                                                               INTEREST              INTEREST
                                                                 RATE     INTEREST     RATE
                                                                MARGIN      RATE      MARGIN
                                                                 OVER      MARGIN     AFTER
  ISSUE                               ISSUANCE       CMOS     ONE-MONTH  ADJUSTMENT ADJUSTMENT
   DATE         ISSUANCE NAME          AMOUNT     OUTSTANDING   LIBOR       DATE       DATE
 -------- ------------------------  ------------- ----------- ---------- ---------- ----------
                                                      (IN
                                    (IN MILLIONS)  MILLIONS)
 12/10/97 Imperial CMB
          Trust Series 1997-2.....      $4.2         $4.2     0.26-1.30%   1/2005   0.52-2.60%

11. WAREHOUSE LINE AGREEMENTS

  ICH entered into committed warehouse line agreements, one of which expires in April 1998 and one of which expires in February 1999 (unless terminated earlier), with two investment banking firms to provide an aggregate maximum of $400.0 million to fund the purchase of Commercial Mortgages and CMBSs. Commercial Mortgages underlying certain of the agreements are delivered to the dealers that arrange the transactions. The warehouse line agreements with major investment banks are committed lines that provide financing as needed by the Company.

  The following table sets forth information regarding warehouse line agreements:

                                                  AT DECEMBER 31, 1997
                                        ----------------------------------------
                                                     (IN THOUSANDS)
                                                   WAREHOUSE
                                         TYPE OF     LINE    UNDERLYING MATURITY
                                        COLLATERAL LIABILITY COLLATERAL   DATE
                                        ---------- --------- ---------- --------
  Lender 1............................. Mortgages   $81,845   $ 98,750   2/1/99
  Lender 2............................. Mortgages     8,529      9,458  4/15/98
                                                    -------   --------
   Total...............................             $90,374   $108,208
                                                    =======   ========

  At December 31, 1997, warehouse line agreements include accrued interest payable of $309,000.

  The following table presents certain information on warehouse line agreements, excluding accrued interest payable:

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
                                                       (DOLLARS IN THOUSANDS)
   Maximum Month-End Outstanding Balance...........           $90,374
   Average Balance Outstanding.....................            20,447
   Weighted Average Rate...........................              6.82%

12. REVERSE REPURCHASE AGREEMENTS

  ICH entered into reverse repurchase agreements whereby ICH pledged specific CMBSs as collateral to secure short-term loans. Interest is payable upon the maturity of the loans in January 1998. The interest rates on the loans are based on one-month LIBOR plus a margin depending on the type of collateral provided by the Company.

                        IMPAC COMMERCIAL HOLDINGS, INC.

  The following table sets forth the amounts outstanding on the reverse repurchase agreements at December 31, 1997:

                                                 AT DECEMBER 31, 1997
                                                    (IN THOUSANDS)
                                       -----------------------------------------
                                                   REVERSE
                                        TYPE OF   REPURCHASE UNDERLYING MATURITY
                                       COLLATERAL LIABILITY  COLLATERAL   DATE
                                       ---------- ---------- ---------- --------
  Lender 1............................ Securities  $ 6,185    $ 7,137   1/21/98
  Lender 2............................ Securities      831      1,037    1/2/98
  Lender 3............................ Securities    2,825      4,708   1/30/98
                                                   -------    -------
                                                   $ 9,841    $12,882
                                                   =======    =======

  At December 31, 1997, reverse repurchase agreements included accrued interest payable of $48,000.

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of financial instruments have been determined by ICH using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts ICH could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                               AT DECEMBER 31,
                                                                    1997
                                                             -------------------
                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
                                                               (IN THOUSANDS)
                            ASSETS
                            ------
   Cash and cash equivalents................................ $15,908   $15,908
   Investment securities available-for-sale.................  19,353    19,353
   Residual interest in securitization, held for trading....   9,936     9,936
   Commercial Mortgages held for investment.................  62,790    62,867
   Finance receivables......................................  95,711    95,711
   CMO collateral...........................................   4,255     4,298
   Due from affiliates......................................   1,592     1,592
                          LIABILITIES
                          -----------
   Warehouse line agreements................................  90,374    90,374
   Reverse repurchase agreements............................   9,841     9,841
   CMO borrowings...........................................   4,176     4,176
   Due to affiliates........................................   8,067     8,067
   Short-term commitments to extend credit..................     --        --

  The fair value estimates as of December 31, 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by ICH in estimating fair values.

 Cash and Cash Equivalents

  Fair value approximates carrying amount as these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

                        IMPAC COMMERCIAL HOLDINGS, INC.

 Investment Securities Available-for-Sale

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgage-backed securities.

 Residual Interest in Securitization, Held-for-Trading

  Fair value approximates carrying amount as the fair value was estimated by discounting future cash flows using rates that the Company believes are commensurate with the risk inherent in these investments, and consistent with those that the Company believes would be utilized by an unaffiliated third party for financial instruments with similar terms and remaining maturities.

 Commercial Mortgages Held-for-Investment

  Fair value is determined based upon the Company's estimate of the proceeds which would be realized in a securitized sale of the loans.

 Finance Receivables

  Fair value is determined based upon current market conditions and estimated interest rates associated with similar financial instruments.

 CMO Collateral

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

 Due From / To Affiliates

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and do not present unanticipated interest rate or credit concerns.

 Warehouse Line Agreements

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and do not present unanticipated interest rate or credit concerns.

 Reverse Repurchase Agreements

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and do not present unanticipated interest rate or credit concerns.

 CMO Borrowings

  Fair values approximate carrying amount because of the variable interest rate nature of the borrowings.

 Short-term Commitments to Extend Credit

  The Company does not collect fees associated with its warehouse lines of credit. Accordingly, these commitments do not have an estimated fair value.

14. RELATED PARTY TRANSACTIONS

 Credit Arrangements

  During 1997, ICH maintained a warehouse financing facility with IWLG until ICH obtained warehouse financing facilities with third-party lenders. Interest expense recorded by ICH related to finance receivables due to IWLG for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $453,000. As of December 31, 1997, ICH did not maintain a warehouse facility with IWLG.

                        IMPAC COMMERCIAL HOLDINGS, INC.

  In February 1997, IMH financed ICH's purchase of $17.5 million of Commercial Mortgages from IFC with $16.6 million in borrowings from IWLG and $900,000 in other borrowings ("Due To Affiliates") from IMH. ICH recorded interest expense on the amounts borrowed from IMH at 8.0% per annum, which totaled $150,000. In March 1997, ICH repaid the $900,000 in other borrowings from IMH. Interest expense recorded by ICH related to other borrowings with IMH was $53,000 for the year ended December 31, 1997.

  In March 1997, ICH purchased a residual interest in securitization for $10.1 million from IFC which was financed by a promissory note with ICII. In March 1997, the promissory note was repaid with cash from IMH's $15.0 million investment.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest income recorded by ICH related to such advances to IMH was approximately $68,000.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of December 31, 1997, ICH's outstanding borrowings under the credit arrangement was $9.1 million. Interest expense recorded by ICH related to such borrowings from IMH was approximately $55,000.

  In October 1997, ICH entered into a revolving credit arrangement with IFC whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. The revolving credit arrangement expired in December 1997 and as of December 31, 1997 there were no amounts outstanding.

  ICCC maintains a warehouse financing facility with ICH up to a maximum aggregate amount of $900.0 million. Advances under such warehouse facilities bear interest at rates indexed to prime, which was 8.50% at December 31, 1997. As of December 31, 1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $95.7 million. Interest income recorded by ICH related to warehouse line agreements to ICCC for the year ended December 31, 1997 was $2.4 million.

  During the normal course of business, ICH may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by ICH related to short-term advances due from affiliates was $268,000 for the year ended December 31, 1997. Interest expense recorded by ICH related to short-term advances due to affiliates was $45,000 for the year ended December 31, 1997.

  On December 31, 1997, the Company financed its 50% interest in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC. Terms of the loan are for 25 years at an adjustable rate of 9.0% with current monthly principal and interest payments of $44,000. ICCC received loan fees of $71,000 on the loan.

                        IMPAC COMMERCIAL HOLDINGS, INC.

 Organizational Transactions with IMH and IFC

  On February 3, 1997, certain officers and directors of the Company, as a group, and IMH purchased 300,000 and 299,000 shares of common stock of ICH, respectively. In addition, IMH purchased all of the non-voting preferred stock of ICCC, which has a coupon which represents 95% of GAAP based economic interest in ICCC entitling the holder to receive 95% of any dividend or distribution made by ICCC, for $500,000. Certain of the Company's officers purchased all of the outstanding shares of common stock of ICCC, which represents 5% of GAAP based economic interest in ICCC entitling the holder to receive 5% of any dividend or distribution of ICCC.

  In March 1997, IMH loaned ICH $15.0 million evidenced by a promissory note bearing interest at the rate of 8% per annum which was convertible into shares of non-voting convertible preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note. In addition, IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All ICH Preferred Stock was automatically converted upon the closing of ICH's IPO into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock to be converted by a fraction, the numerator of which is $5.00 and the denominator which was $15.00. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH is not entitled to have converted into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of the outstanding ICH Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the IPO automatically converted into shares of ICH non-voting Class A Common Stock at the same rate as the ICH Preferred Stock converted into ICH Common Stock on said date. Shares of ICH Class A Common Stock converted into shares of ICH Common Stock on a one-for-one basis and each such class of ICH Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of ICH Common Stock or sales of ICH Common Stock held by IMH, shares of ICH Class A Common Stock shall automatically convert into additional shares of ICH Common Stock, subject to said 9.8% limitation.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equal number of shares of ICH Class A Common Stock.

  Upon the closing of the IPO in August 1997, IMH contributed to ICH 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Stock. As of March 24, 1998, IMH owned 719,789 shares of ICH Common Stock and 674,211 shares of ICH Class A Stock.

 Cash and Cash Equivalents

  As of December 31, 1997, IMH had $12.5 million of cash and cash equivalents on deposit with Southern Pacific Bank ("SPB"), formerly Southern Pacific Thrift and Loan Association, a subsidiary of ICII.

 Purchase of Commercial Mortgages

  During 1997, ICH purchased $58.5 million of adjustable rate Commercial Mortgages from ICCC at a net premium of $111,000.

 Stock Compensation Expense

  Stock compensation expense of $2,697,000 represents the difference between the price at which ICH issued 300,000 shares of common stock to directors and officers of IMH and ICH on February 3, 1997 ($.01 per share) and the estimated fair value for financial reporting purposes of such shares as determined by the Company's management, as of February 3, 1997 ($9.00 per share). Fair value was based primarily on management's projection of the Company's future cash flow and net income, as well as the lack of liquidity of the shares at the date of issuance and the uncertainty of certain future events regarding the development of the Company's business and organization structure including, but not limited to, obtaining independent financing for the

                        IMPAC COMMERCIAL HOLDINGS, INC.

organization and purchase of Commercial Mortgages, funding and closing Commercial Loans, and developing a pipeline of future Commercial Loan originations.

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which, IMH and IFC provides various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. RAI charges ICH for these services based upon usage which management believes is reasonable. Total cost allocations RAI charged to ICH for the period from January 15, 1997 (commencement of operations) through December 31, 1997 were $525,000.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH IPO, IMH will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH IPO or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of Commercial Mortgages or CMBSs.

  Pursuant to the Right of First Refusal Agreement by and among ICH, IMH, IFC, ICCC and RAI, pursuant to which, in part, RAI will agree that any mortgage loan or mortgage-backed security investment opportunity which is offered to it on behalf of either ICH, IMH any affiliated REIT will first be offered to that entity whose initial primary business as described in its initial public offering documentation most closely aligns with such investment opportunity.

15. COMMITMENTS AND CONTINGENCIES

  ICH is a party to financial instruments with off-balance-sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk. In addition, ICH is exposed to credit loss in the event of nonperformance by the counterparties to the various agreements associated with loan purchases. However, ICH does not anticipate nonperformance by such borrowers or counterparties. Unless noted otherwise, ICH does not require collateral or other security to support such commitments.

  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contracts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures.

  In the ordinary course of business, ICCC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, ICCC is required to repurchase mortgage loans if there had been a breach of representations or warranties. ICH has guaranteed the performance obligation of ICCC under such representation and warranties related to loans included in securitizations.

 Lease Commitments

  ICH and ICCC, as tenants in common, lease approximately 18,000 square feet of office space in Irvine, California, under a non-cancelable premises operating lease for a term of 36 months expiring in November 2000. Minimum premises rental commitments are as follows:

                                                                    IN THOUSANDS
                                                                    ------------
     1998..........................................................    $  511
     1999..........................................................       511
     2000..........................................................       468
                                                                       ------
       Total.......................................................    $1,490
                                                                       ======

                        IMPAC COMMERCIAL HOLDINGS, INC.

  All rent expense associated with the lease is charged to ICCC as ICCC employees occupy 100% of office space.

 Loan Commitments

  ICH provides secured short-term non-recourse revolving financing to ICCC to a maximum of $900.0 million to finance the acquisition of Commercial Mortgages from the closing of the loans until sold to permanent investors. As of December 31, 1997, ICH's outstanding balances on warehouse lines to ICCC was $95.7 million.

16. MANAGEMENT CONTRACT

  As Manager of the Company, RAI, is entitled to receive for each fiscal quarter, an amount equal to 25% of the Net Income of the Company, before deduction of such compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2% (the 25% Payment). The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the net income of the Company determined in accordance with the Code before the Manager's compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of the Company's interest expenses for borrowed money is also taken in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings less dividends declared (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The 25% Payment to the Manager will be calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period.

  The Manager's fees will be calculated by the Manager within 60 days after the end of each calendar quarter, with the exception of the fourth quarter for which compensation will be computed within 30 days, and such calculation shall be promptly delivered to the Company. The Company will be obligated to pay the fee within 90 days after the end of each calendar quarter. There were no management fees paid to RAI during 1997.

  In order to utilize the IMH infrastructure, RAI entered into a submanagement agreement with IFC, the conduit operations of IMH, to provide substantially all of the administrative services required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary. The Manager may also enter into additional contracts with other parties, which may include IMH or its affiliates, to provide any such services for the Manager, which third party shall be approved by the Company's Board of Directors. RAI currently has a total of four officers and three managers who participate in the oversight of the Company's operations.

17. STOCK OPTION PLAN

  The Company adopted a Stock Option and Awards Plan (the Stock Option and Awards Plan) which provides for the grant of qualified incentive stock options
(ISOs), options not qualified (NQSOs) and deferred stock, restricted stock, stock appreciation, and limited stock appreciation rights awards (Awards) and dividend equivalent rights. The Stock Option Plan is administered by the Board of Directors or a committee of directors appointed by the Board of Directors. ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or its subsidiary, and to the directors, officers and key employees of ICCC.

  The exercise price for any NQSO or ISO granted under the Stock Option and Awards Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the

                        IMPAC COMMERCIAL HOLDINGS, INC.

outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the NQSO or ISO is granted.

  Under the Stock Option and Awards Plan, the Company may make loans available to stock option holders in connection with the exercise of stock options granted under the Stock Option and Awards Plan. If shares of Common Stock are pledged as collateral for such indebtedness, the shares may be returned to the Company in satisfaction of the indebtedness. If returned, the shares become available for issuance in connection with future stock options and Awards under the Stock Option and Awards Plan.

  Unless previously terminated by the Board of Directors, the Stock Option and Awards Plan will terminate in April of 2007. Options granted under the Stock Option and Awards Plan will become exercisable as directed by the administrator.

  As of December 31, 1997, there were no options to purchase shares that had been exercised and 420,250 shares were reserved for future grants under the Stock Option and Awards Plan. Option transactions for the period shown are summarized as follows:

                                                     AS OF DECEMBER 31, 1997
                                                   ----------------------------
                                                           WEIGHTED-
                                                   NUMBER   AVERAGE   RANGE OF
                                                     OF    EXERCISE   EXERCISE
                                                   SHARES    PRICE     PRICES
                                                   ------- --------- ----------
   Options outstanding at beginning of year.......     --      --           --
   Option granted................................. 222,250  $15.41   $15.0-18.8
   Options exercised..............................     --      --           --
   Options forfeited/cancelled....................  10,000   15.41    15.0-18.8
                                                   -------
   Options outstanding at end of year............. 212,250   15.41    15.0-18.8
                                                   =======

  In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." SFAS 123 permits the Company to either recognize as expense over the vesting period, the fair market value of all stock based compensation awards on the date of grant, or continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net income (loss) computed as if the fair value based method as defined in SFAS 123 had been applied.

  The Company elected to continue to apply the APB Opinion 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net income and income per share would have decreased to the pro forma amounts indicated below:

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
                                                           (IN THOUSANDS)
   Net income as reported..........................            $2,811
   Pro forma net income............................             2,280
   Basic income per share as reported..............              0.61
   Diluted income per share as reported............              0.61
   Basic pro forma income per share................              0.49
   Diluted pro forma income per share..............              0.49

  The derived fair value of the options granted during 1997 was approximately $2.39 per share using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.84%, dividend yield of 8.7%, expected lives of three and ten years and expected volatility of 37.2%.

                        IMPAC COMMERCIAL HOLDINGS, INC.

18. STOCKHOLDERS' EQUITY

  Common Stock and Class A Common Stock. The Company has authorized 46,000,000 shares of $.01 par value Common Stock (ICH Common Stock) and 4,000,000 shares of $.01 par value Class A non-voting Common Stock (ICH Class A Stock). Each share of ICH Common Stock is entitled to participate equally in dividends when and as authorized by the Board of Directors and in the distribution of assets of ICH upon liquidation. Each share of ICH Common Stock is entitled to one vote, subject to the provisions of its Articles of Incorporation and amendments thereto (Charter) regarding restrictions on transfer of stock, and will be fully paid and nonassessable by ICH upon issuance. Shares of ICH Common Stock have no preference, conversion, exchange, preemptive or cumulative voting rights. The authorized stock of ICH may be increased and altered from time to time in the manner prescribed by Maryland law upon the affirmative vote of stockholders entitled to cast at least a majority of all the votes entitled to be cast on the matter. The Charter authorizes the Board of Directors to reclassify any unissued shares of ICH Common Stock in one or more classes or series of stock. The ICH Class A Stock has the identical preferences, conversion or other rights, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption as the ICH Common Stock except that the holders of shares of ICH Class A Stock are not entitled to any voting rights. If ICH issues additional shares of its Common Stock as a dividend on its outstanding Common Stock, ICH shall simultaneously issue as a dividend on its outstanding ICH Class A Stock, pro rata among the holders thereof, that number of shares of Class A Common Stock equal to the number of shares of ICH Common Stock issued as a dividend multiplied by a fraction, the numerator of which is the number of shares of ICH Class A Stock outstanding immediately before the record date for the payment of the ICH Class A Stock dividend and the denominator of which is the number of shares of ICH Common Stock outstanding immediately before the record date for the payment of the ICH Common Stock dividend.

  Preferred Stock and Class A Convertible Preferred Stock. The Company authorized 10,000,000 shares of $.01 par value Preferred Stock (Preferred Stock), of which 4,000,000 shares were reclassified and designated Class A Convertible Preferred Stock (ICH Preferred Stock). The Company's Charter authorizes the Board of Directors to issue shares of Preferred Stock and to classify or reclassify any unissued shares of Preferred Stock into one or more classes or series. The Preferred Stock may be issued from time to time with such designations, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications or terms or conditions of redemption as shall be determined by the Board of Directors subject to the provisions of the Charter regarding restrictions on transfer of stock. Preferred Stock is available for possible future financing of, or acquisitions by, ICH and for general corporate purposes without further stockholder authorization. The Preferred Stock, if issued, may have a preference on dividend payments which could reduce the assets available to ICH to make distributions to the common stockholders. Of the 10,000,000 shares of Preferred Stock authorized, 4,000,000 shares are reclassified and designated ICH Convertible Class A Preferred Stock. Commencing on December 31, 1997, each holder of ICH Preferred Stock will be entitled to receive, out of any funds legally available therefor, when and if declared, dividends at the quarterly rate of $0.10 per share and no more, and thereafter quarterly on the last day of March, June, September and December of each year that any ICH Preferred Stock is outstanding. Such dividends will not be cumulative, and no rights will accrue to holders of ICH Preferred Stock by reason of the fact that dividends on such shares are not declared or paid in any prior quarter. In determining whether a distribution (other than upon liquidation), by dividend, redemption or other acquisition of shares or otherwise, is permitted under Maryland law, amounts that would be needed, if the Company were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of holders of shares of any class or series of stock whose preferential rights upon dissolution are superior to those receiving the distribution will not be added to the Company's total liabilities.

                        IMPAC COMMERCIAL HOLDINGS, INC.

19. SUBSEQUENT EVENTS

  At a special meeting of stockholders on January 27, 1998, stockholders approved the Company's name change from "IMH Commercial Holdings, Inc." to "Impac Commercial Holdings, Inc."

  On January 15, 1998, a $0.38 cash dividend, previously declared by the Board of Directors on December 17, 1997, was paid to stockholders of record on December 31, 1997.

                        IMPAC COMMERCIAL HOLDINGS, INC.

19. IMPAC COMMERCIAL CAPITAL CORPORATION

  The following condensed financial information summarizes the financial position and results of operations of Impac Commercial Capital Corporation (in thousands):

                            CONDENSED BALANCE SHEET

                                                                         AT
                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
                              ASSETS
                              ------
Cash...............................................................  $   2,273
Commercial Mortgages held for sale.................................    106,654
Due from affiliates................................................      1,538
Premises and equipment, net........................................        381
Other assets.......................................................      1,789
                                                                     ---------
                                                                     $ 112,635
                                                                     =========
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Warehouse line agreements..........................................  $ 104,219
Other liabilities..................................................      3,255
Due to affiliates..................................................        758
                                                                     ---------
    Total liabilities..............................................    108,232
                                                                     ---------
Shareholders' Equity:
  Preferred Stock..................................................      2,875
  Common Stock.....................................................          1
  Contributed capital..............................................        150
  Retained earnings................................................      1,377
                                                                     ---------
    Total shareholders' equity.....................................      4,403
                                                                     ---------
                                                                     $ 112,635
                                                                     =========

                       CONDENSED STATEMENT OF OPERATIONS

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
Revenues:
  Interest income..................................           $ 2,804
  Gain on sale of loans............................             3,657
  Loan servicing and other income..................                62
                                                              -------
                                                                6,523
                                                              -------
Expenses:
  Interest on borrowings...........................             2,747
  General and administrative and other.............             1,176
  Provision for repurchases........................               201
                                                              -------
                                                                4,124
                                                              -------
    Income before income taxes.....................             2,399
Income taxes.......................................             1,022
                                                              -------
    Net income.....................................           $ 1,377
                                                              =======

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Impac Commercial Capital Corporation:

  We have audited the accompanying balance sheet of Impac Commercial Capital Corporation as of December 31, 1997, the related statements of operations, changes in shareholders' equity and cash flows for the period from January 15, 1997 (commencement of operations) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Impac Commercial Capital Corporation as of December 31, 1997, and the results of its operations and its cash flows for the period from January 15, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Orange County, California
February 9, 1998

                      IMPAC COMMERCIAL CAPITAL CORPORATION

                                 BALANCE SHEET

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                 AT DECEMBER 31,
                                                                      1997
                                                                 ---------------
                             ASSETS
                             ------
Cash............................................................    $  2,273
Commercial Mortgages held-for-sale..............................     106,654
Due from affiliates.............................................       1,538
Premises and equipment, net.....................................         381
Accrued interest receivable.....................................         337
Deferred tax asset..............................................         924
Other assets....................................................         528
                                                                    --------
                                                                    $112,635
                                                                    ========
              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------
Warehouse line agreements.......................................    $104,219
Other liabilities...............................................       3,255
Due to affiliates...............................................         758
                                                                    --------
  Total liabilities.............................................     108,232
                                                                    --------
SHAREHOLDERS' EQUITY:
 Preferred stock; no par value; 50,000 shares authorized;
  9,500 shares issued and outstanding at December 31, 1997......       2,875
 Common stock; no par value; 50,000 shares authorized;
  500 shares issued and outstanding at December 31, 1997........           1
 Contributed capital............................................         150
 Retained earnings..............................................       1,377
                                                                    --------
  Total shareholders' equity....................................       4,403
                                                                    --------
Commitments and contingencies
                                                                    $112,635
                                                                    ========


                See accompanying notes to financial statements.

                      IMPAC COMMERCIAL CAPITAL CORPORATION

                            STATEMENT OF OPERATIONS

                                 (IN THOUSANDS)

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
Revenues:
  Interest income..................................           $ 2,804
  Gain on sale of loans............................             3,657
  Loan servicing and other income..................                62
                                                              -------
                                                                6,523
                                                              -------
Expenses:
  Interest on borrowings from ICH..................             2,372
  Interest on other affiliated borrowings..........               375
  General and administrative and other.............               448
  Professional services............................               540
  Provision for repurchase obligations.............               201
  Stock compensation expense.......................               150
  Personnel expense................................                38
                                                              -------
                                                                4,124
                                                              -------
  Income before income taxes.......................             2,399
Income taxes.......................................             1,022
                                                              -------
  Net income.......................................           $ 1,377
                                                              =======




                See accompanying notes to financial statements.

                      IMPAC COMMERCIAL CAPITAL CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                         (DOLLAR AMOUNTS IN THOUSANDS)

                            PREFERRED STOCK     COMMON STOCK
                          ------------------- ----------------                          TOTAL
                          NUMBER OF PREFERRED NUMBER OF COMMON CONTRIBUTED RETAINED SHAREHOLDERS'
                           SHARES     STOCK    SHARES   STOCK    CAPITAL   EARNINGS    EQUITY
                          --------- --------- --------- ------ ----------- -------- -------------
Balance, January 15,
 1997 (commencement of
 operations)............      --     $  --       --      $--      $--       $  --      $   --
Issuance of common
 stock..................      --        --       500        1       25         --          26
Issuance of preferred
 stock..................    9,500       500      --       --       --          --         500
Captial contribution....      --      2,375      --       --       125         --       2,500
Net income for the
 period from January 15,
 1997 (commencement of
 operations) through
 December 31, 1997......      --        --       --       --       --        1,377      1,377
                            -----    ------      ---     ----     ----      ------     ------
Balance, December 31,
 1997 ..................    9,500    $2,875      500      $ 1     $150      $1,377     $4,403
                            =====    ======      ===     ====     ====      ======     ======



                See accompanying notes to financial statements.

                      IMPAC COMMERCIAL CAPITAL CORPORATION

                            STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                       FOR THE PERIOD FROM
                                                         JANUARY 15, 1997
                                                   (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                   ----------------------------
Cash flows from operating activities:
  Net income .....................................          $   1,377
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Depreciation..................................                 50
    Benefit for deferred taxes....................               (924)
    Stock compensation expense....................                150
    Increase in accrued interest receivable.......               (337)
    Net change in due from affiliates and due to
     affiliates...................................               (780)
    Net change in other assets and liabilities....              2,727
                                                            ---------
      Net cash provided by operating activities...              2,263
                                                            ---------
Cash flows from investing activities:
    Increase in Commercial Mortgages held-for-
     sale.........................................           (106,654)
    Purchases of premises and equipment...........               (431)
                                                            ---------
      Net cash used in investing activities.......           (107,085)
                                                            ---------
Cash flows from financing activities:
    Increase in warehouse line agreements.........            104,219
    Issuance of preferred stock...................                500
    Issuance of common stock......................                  1
    Contributions from ICH........................              2,375
                                                            ---------
      Net cash provided by financing activities...            107,095
                                                            ---------
Net change in cash and cash equivalents...........              2,273
Cash and cash equivalents at beginning of period..                --
                                                            ---------
Cash and cash equivalents at end of period........          $   2,273
                                                            =========
Supplementary information:
  Interest paid...................................          $   2,276
  Taxes paid......................................                422

                See accompanying notes to financial statements.

                     IMPAC COMMERCIAL CAPITAL CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

   FOR THE PERIOD FROM JANUARY 15, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH
                               DECEMBER 31, 1997

1. SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

 Business

  Impac Commercial Capital Corporation (ICCC) is a newly formed California corporation that commenced operations on January 15, 1997 as a separate division of Impac Mortgage Holdings, Inc. (IMH). On the date of the contribution in August 1997, ICCC became a subsidiary of ICH as ownership of ICCC Preferred Stock was contributed by IMH to ICH. ICCC is a Commercial Mortgage conduit organization which purchases and originates Commercial Mortgages and subsequently securitizes or sells such Commercial Mortgages to permanent investors, including ICH. ICCC services such Commercial Mortgages for investors. The Conduit Operations operates three divisions: the Condominium Division, the Retail Division, the Correspondent and Bulk Purchase Division.

  Condominium Division. This division offers on a retail basis adjustable rate financing to developers and project owners who have completed the development of a condominium complex or the conversion of an apartment complex to a condominium complex on property with a typical loan amount of $3.0 million to $10.0 million. All originations, underwriting, processing and funding are performed at ICCC's executive offices. The Condominium Division's Commercial Mortgages are offered on a nationwide basis and sells Commercial Mortgages to ICH.

  Retail Division. This division originates Commercial Mortgages for properties including general purpose apartment complexes, general retail property such as shopping centers, super markets and department stores, light industrial property, and office buildings (collectively, Commercial Mortgages). The Retail Division offers smaller balance ($500,000 to $1.5 million) fixed and adjustable rate Commercial Mortgage products to developers and project owners for smaller properties and projects than those funded by the Correspondent and Bulk Purchase Division. Although processing and funding operations relating to Commercial Mortgages are performed centrally at ICCC's executive offices, the Company has targeted major metropolitan areas for the opening of satellite offices for regional originations in 1998. A portion of the adjustable rate Commercial Mortgages that are originated by the Retail Division may be held in portfolio by the Long-Term Investment Operations, while the balance thereof and a substantial portion of the fixed rate Commercial Mortgages originated will be resold by the Conduit Operations through REMIC securitizations.

  Correspondent and Bulk Purchase Division. This division originates Commercial Mortgages on a retail basis and expects in the future to purchase Commercial Mortgages on a bulk and flow basis. The Correspondent and Bulk Purchase Division offers larger principal balance ($1.5 million to $10.0 million) Commercial Mortgages for commercial projects than those funded by the Retail Division. The Correspondent and Bulk Purchase Division offers adjustable rate and fixed rate programs offered through specified correspondents who may be provided with Company-sponsored warehouse facilities. In addition, the Correspondent and Bulk Purchase Division purchases Commercial Mortgages in bulk and on a flow basis from selected financial institutions and mortgage bankers. A portion of the adjustable rate Commercial Mortgages originated or purchased by this Division may be held in portfolio by the Long-Term Investment Operations, while the balance thereof and a substantial portion of the fixed rate Commercial Mortgages originated or purchased will be resold through REMIC securitizations.

 Organizational Transactions and Contribution Transaction

  On February 10, 1997, IMH purchased 9,500 shares of ICCC's outstanding non-voting preferred stock, which has a coupon which represents 95% of GAAP based economic interest in ICCC, entitling the holder to

                     IMPAC COMMERCIAL CAPITAL CORPORATION
receive 95% of any dividend or distribution made by ICCC, for $500,000. Certain of IMH's directors and officers purchased all of the Company's outstanding common stock, which represents 5% of GAAP based economic interest in ICCC entitling the holder to receive 5% of any dividend or distribution made by ICCC for $26,000.

  Upon the closing date of ICH's IPO in August 1997, IMH contributed (the Contribution) all of the outstanding non-voting preferred stock of ICCC to ICH in exchange for 95,000 shares of ICH Class A Common Stock.

 Basis of Financial Statement Presentation

  The operations of ICCC are presented in the financial statements as a stand-alone company. Interest has been charged on affiliated short-term advances at the rate of 8% per annum and on warehouse line agreements at prime rate. Costs and expenses of IMH have been allocated to ICCC in proportion to the services provided.

  Management of ICCC has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Gain on Sale of Loans

  ICCC recognizes gains or losses on sale of loans when the sales transaction settles and the risks and rewards of ownership are determined to have passed to the purchasing party. Gains or losses on sale of loans or securities to ICH are deferred and amortized or accreted over the estimated life of the loans or securities using the interest method.

 Income Taxes

  Income taxes are accounted for under the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Commercial Mortgage Servicing Income

  Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

2. CASH AND CASH EQUIVALENTS

  For purposes of the statement of cash flows, cash and cash equivalents consist of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

3. COMMERCIAL MORTGAGES HELD-FOR-SALE

  Commercial Mortgages held-for-sale are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements. Interest is recognized as

                     IMPAC COMMERCIAL CAPITAL CORPORATION
revenue when earned according to the terms of the Commercial Mortgages and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and recognized when the loans are sold as gain or loss on sale of mortgage loans, except related to loans sold to ICH, which nonrefundable fees and costs fees are deferred and recognized over the life of the loans using the interest method.

  Substantially all Commercial Mortgages purchased by ICCC are fixed-rate or adjustable-rate commercial mortgage loans secured by first liens on commercial properties. During the year ended December 31, 1997, ICCC acquired $251.1 million of Commercial Mortgages and sold $73.4 million of such loans to third party investors and $58.4 million to ICH. As of December 31, 1997, Commercial Mortgages held-for-sale were $106.7 million which included $307,757 in deferred loan fees.

  At December 31, 1997, other liabilities included an allowance for repurchases of $201,000.

4. PREMISES AND EQUIPMENT, NET

  Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

  Premises and equipment consisted of the following:

                                                                 AT DECEMBER 31,
                                                                      1997
                                                                 ---------------
                                                                 (IN THOUSANDS)
   Premises and equipment......................................       $431
   Less accumulated depreciation...............................        (50)
                                                                      ----
                                                                      $381
                                                                      ====

5. WAREHOUSE LINE AGREEMENTS

  ICCC enters into warehouse line agreements with ICH and IMH to fund the purchase of mortgage loans. Mortgage loans underlying warehouse line agreements are delivered to dealers that arrange the transactions.

  ICCC has entered into uncommitted warehouse line agreements with ICH to obtain financing up to an aggregate of $900.0 million. The margins on the warehouse line agreement are at 90% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate.

  ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate.

  The following table sets forth information regarding warehouse line agreements:

                                                AT DECEMBER 31, 1997
                                     -------------------------------------------
                                                WAREHOUSE
                                      TYPE OF     LINE    UNDERLYING  MATURITY
                                     COLLATERAL LIABILITY COLLATERAL    DATE
                                     ---------- --------- ---------- -----------
                                                   (IN THOUSANDS)
ICH................................. Mortgages  $ 95,711   $103,280  Uncommitted
IMH................................. Mortgages     8,508      9,181  Uncommitted
                                                --------   --------
  Total.............................            $104,219   $112,461
                                                ========   ========

                      IMPAC COMMERCIAL CAPITAL CORPORATION

6. INCOME TAXES

  The components of income taxes consist of the following:

                                                        FOR THE PERIOD FROM
                                                          JANUARY 15, 1997
                                                    (COMMENCEMENT OF OPERATIONS)
                                                     THROUGH DECEMBER 31, 1997
                                                    ----------------------------
                                                           (IN THOUSANDS)
   Current income taxes:
     Federal.......................................           $ 1,483
     State.........................................               463
                                                              -------
   Total current income taxes......................             1,946
                                                              -------
   Deferred income taxes:
     Federal.......................................              (723)
     State.........................................              (201)
                                                              -------
   Total deferred income taxes.....................              (924)
                                                              -------
   Total income taxes..............................           $ 1,022
                                                              =======

  The Company's effective income taxes differ from the amount computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
   Computed "expected" income taxes..............................    $   816
   State taxes, net of federal...................................        173
   Other.........................................................         33
                                                                     -------
                                                                     $ 1,022
                                                                     =======

  The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 are presented below:

                                                                       1997
                                                                  --------------
                                                                  (IN THOUSANDS)
   Deferred tax assets:
   Deferred revenue..............................................     $  551
   Allowance for repurchases.....................................         90
   Mark to market adjustment on loans held for sale..............        844
   Deferred state liability......................................         89
                                                                      ------
   Total deferred tax assets.....................................      1,574
   Deferred tax liability:
   Mortgage servicing assets.....................................       (650)
                                                                      ------
     Net deferred tax asset......................................     $  924
                                                                      ======

  The Company believes that the deferred tax asset will more likely than not be realized due to the reversal of the deferred tax liability and expected future taxable income. The current tax payable of $1.5 million is included in other liabilities.

                     IMPAC COMMERCIAL CAPITAL CORPORATION

7. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of financial instruments have been determined by ICCC using available market information and appropriate valuation methodologies, however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts ICCC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                               AT DECEMBER 31,
                                                                    1997
                                                             -------------------
                                                             CARRYING ESTIMATED
                                                              AMOUNT  FAIR VALUE
                                                             -------- ----------
                                                               (IN THOUSANDS)
   Assets:
     Cash and cash equivalents.............................  $  2,273  $  2,273
     Commercial Mortgages held-for-sale....................   106,654   112,461
     Due from affiliates...................................     1,538     1,538
   Liabilities:
     Warehouse line agreements.............................   104,219   104,219
     Due to affiliates.....................................       758       758
     Future contracts......................................       --        510
     Off balance-sheet loan commitments....................       --        --

  The fair value estimates as of December 31, 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by ICCC in estimating fair values.

 Cash and Cash Equivalents

  Fair value approximates carrying amount as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

 Commercial Mortgages Held-for-Sale

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of mortgage loans.

 Due From / To Affiliates

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and do not present unanticipated interest rate or credit concerns.

 Warehouse Line Agreements

  Fair value approximates carrying amount because of the short-term maturity of the liabilities.

 Futures Contracts

  Fair value is estimated based on quoted market prices from dealers and brokers for similar types of instruments.

                     IMPAC COMMERCIAL CAPITAL CORPORATION

 Off Balance-Sheet Loan Commitments

  Fair value of commitments, including hedging position, is determined in the aggregate counsel on current investor yield requirements.

8. EMPLOYEE BENEFIT PLANS

 Profit Sharing and 401(k) Plan

  ICCC does not have its own 401(k) or profit sharing plan. As such, employees of ICCC participate in ICII's 401(k) plan. The 401(k) Plan provides that each participant may contribute from 2% to 14% of his or her salary and the Company will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months.

  Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional Company contribution may be made at the discretion of the Company, as determined by the Unaffiliated Directors. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Company matching contributions will be made as of December 31st each year in the form of Company Common Stock. The Company contributed matching and discretionary amounts to the plan for the period from January 15, 1997 (commencement of operations) through December 31, 1997 of $16,814.

9. RELATED PARTY TRANSACTIONS

 Credit Arrangements

  ICCC maintains a warehouse financing facility with ICH up to a maximum aggregate amount of $900.0 million. Advances under such warehouse facilities bear interest at rates indexed to prime, which was 8.50% at December 31, 1997. As of December 31, 1997, amounts outstanding on ICCC's warehouse lines with ICH were $95.7 million. Interest expense recorded by ICCC related to warehouse lines with ICH for the years ended December 31, 1997 was $2.4 million.

  ICCC maintains a warehouse financing facility with IMH of which $8.5 million was outstanding on the warehouse line at December 31, 1997. Interest expense recorded by ICCC related to warehouse financing due to IMH for the year ended December 31, 1997 was $262,000.

  During the normal course of business, ICCC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on ICCC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by ICCC related to short-term advances due from affiliates was $16,000 for the year ended December 31, 1997. Interest expense recorded by ICCC related to short-term advances due to affiliates was $113,000 for the year ended December 31, 1997.

 Organizational Transactions with IMH

  On February 10, 1997, IMH purchased all of ICCC's outstanding non-voting preferred stock, which has a coupon which represents 95% of GAAP based economic interest in ICCC, entitling the holder to receive 95% of

                     IMPAC COMMERCIAL CAPITAL CORPORATION
any dividend or distribution made by ICCC, for $500,000. Certain of IMH's directors and officers purchased all of the Company's outstanding common stock, which represents 5% of GAAP based economic interest in ICCC entitling the holder to receive 5% of any dividend or distribution made by ICCC.

  Upon the closing of the ICH IPO, IMH contributed (the Contribution) all of the outstanding non-voting preferred stock of ICCC to ICH in exchange for 95,000 shares of ICH Class A Common Stock.

 Commercial Mortgage Purchases

  In February 1997, ICCC brokered for ICH, the purchase of $17.5 million in condominium conversion loans from IFC at the unpaid principal balance of the loans. In conjunction with these purchases, ICCC recorded nonrefundable brokerage fees that have been deferred, net of certain direct costs, and are being amortized over the estimated life of the loans.

  During 1997, ICCC sold $58.4 million in principal balance of adjustable rate Commercial Mortgages to ICH at a net premium of $111,000.

 Stock Compensation Expense

  Stock compensation expense of $25,000 represents the difference between the price at which ICCC issued 500 shares of Common Stock to directors and officers of IMH and ICH on February 10, 1997, and the net book value, which the Company's management believes approximated the difference between fair value and the amount of the 5% economic interest in ICCC purchased by the common shareholders.

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which, IMH and IFC provide various services to ICCC as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. RAI charges ICCC for these services based upon usage which management believes is reasonable. Total cost allocations IFC charged to ICCC for the year ended December 31, 1997 were $456,000.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH IPO, IFC will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH IPO or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of Commercial Mortgages or CMBSs.

  Pursuant to the Right of First Refusal Agreement by and among ICH, IMH, IFC, ICCC and RAI, pursuant to which, in part, RAI will agree that any mortgage loan or mortgage-backed security investment opportunity which is offered to it on behalf of either ICH, IMH any affiliated REIT will first be offered to that entity whose initial primary business as described in its initial public offering documentation most closely aligns with such investment opportunity.

10. COMMITMENTS AND CONTINGENCIES

 Future Contracts

  To remain competitive and control risk, ICCC uses futures, and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short term coverage than

                     IMPAC COMMERCIAL CAPITAL CORPORATION
cash and mortgage-backed securities. However, ICCC is vulnerable to the basis risk that is inherent in cross-hedging. ICCC uses the buying and selling of futures contracts on T-Bonds and Treasury Notes when the market is vulnerable to day to day corrections. Executing hedges with these instruments allows ICCC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. ICCC utilizes these instruments on a short-term basis to fine tune its overall hedge position at a lower cost. The unrealized gains and losses on the hedging transactions are recorded as an adjustment to the basis of the loans. Gains and losses are recognized upon the sale of loans.

  The Company sells future contracts against five and ten year treasury notes with major dealers in such securities. At December 31, 1997, the Company had $105.1 million in outstanding commitments to sell treasury notes.

 Sales of Commercial Mortgages

  In the ordinary course of business, ICCC will be exposed to liability under representations and warranties made to purchasers and insurers of Commercial Mortgages. Under certain circumstances, ICCC will be required to repurchase Commercial Mortgages if there has been a breach of representations or warranties. In the opinion of management, the potential exposure related to these representations and warranties will not have a material adverse effect on the financial position and results of operations of the Company. A provision has been made for this--to date, no dollars have been paid related to repurchase provision.

 Lease Commitments

  ICH and ICCC, as tenants in common, lease approximately 18,000 square feet of office space in Irvine, California, under a non-cancelable premises operating lease for a term of 36 months expiring in November 2000. Minimum premises rental commitments are as follows:

                                                                    IN THOUSANDS
                                                                    ------------
     1998..........................................................    $  511
     1999..........................................................       511
     2000..........................................................       468
                                                                       ------
       Total.......................................................    $1,490
                                                                       ======

  All rent expense associated with the lease is charged to ICCC as ICCC employees occupy 100% of office space.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  NONE

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company was incorporated in the State of Maryland on February 3, 1997. The following table sets forth certain information with respect to directors and executive officers of ICH and ICCC:

          NAME            AGE                                POSITION
          ----            ---                                --------
Joseph R. Tomkinson (S).  50  Chairman of the Board and Chief Executive Officer of ICH
                               and Chairman of the Board and Chief Executive Officer of ICCC
William S. Ashmore......  48  President and Chief Operating Officer of ICH, Executive Vice President
                               and Director of ICCC
Richard J. Johnson......  35  Senior Vice President, Chief Financial Officer, Treasurer and Secretary
                               of ICH and ICCC and Director of ICCC
William D. Endresen.....  43  Senior Vice President of ICH and President and Director of ICCC
Mary C. Glass-
 Schannault.............  44  Senior Vice President of ICH and Senior Vice President of ICCC
James Walsh.............  48  Director of ICH
Frank P. Filipps 0......  50  Director of ICH
Stephan R. Peers 0......  45  Director of ICH
Thomas J. Poletti+, (S).  40  Director of ICH
Timothy R. Busch+, 0,
 (S)....................  44  Director of ICH

--------
+  Unaffiliated Director
0  Member of Audit Committee
(S)Member of Compensation Committee

  JOSEPH R. TOMKINSON has been Chairman of the Board and Chief Executive Officer of ICH and Chairman of the Board and Chief Executive Officer of ICCC since their formation. Mr. Tomkinson has been the Vice Chairman of the Board and Chief Executive Officer of IMH (AMEX-IMH) and Chairman of the Board and Chief Executive Officer of IFC and IWLG since August 1995. In October 1997, Mr. Tomkinson became a director of BNC Mortgage, Inc. (Nasdaq-BNCM), a specialty finance company that originates and sells non-conforming residential mortgage loans. Mr. Tomkinson served as President and Chief Operating Officer of ICII (Nasdaq-ICII) from January 1992 to February 1996 and, from 1986 to January 1992, he was President of Imperial Bank Mortgage, a subsidiary of Imperial Bank, one of the companies that combined to become ICII in 1992. Mr. Tomkinson has been a Director of ICII since December 1991. From 1984 to 1986, he was employed as Executive Vice President of Loan Production for American Mortgage Network, a privately owned mortgage banker. Mr. Tomkinson brings
22 years of combined experience in real estate, real estate financing and mortgage banking to the Company.

  WILLIAM S. ASHMORE has been President and Chief Operating Officer of ICH and Executive Vice President and a Director of ICCC since their formation. Mr. Ashmore has been President and Chief Operating Officer of IMH, Executive Vice President and a Director of IFC and President and a Director of IWLG since August 1995. In March 1997, Mr. Ashmore became President of IFC and in July 1997 he became a Director of IMH. From August 1993 to February 1996, he was Executive Vice President and a Director of Secondary Marketing at ICII, having been its Senior Vice President of Secondary Marketing since January 1988. From 1985 to 1987, he was Chief Executive Officer and Vice Chairman of the Board of Century National Mortgage Corporation, a wholesale mortgage banking company. From 1978 to 1985, Mr. Ashmore was President and co-owner of Independent Homes Real Estate Company, which evolved in 1980 into a mortgage banking firm that was sold to Century National Bank in 1985. Mr. Ashmore has over 20 years of combined experience in real estate, real estate financing and mortgage banking.

  RICHARD J. JOHNSON has been Senior Vice President, Chief Financial Officer, Treasurer and Secretary of ICH and ICCC and a Director of ICCC since their formation. Mr. Johnson has been Senior Vice President (and was recently promoted to Executive Vice President in January 1998), Chief Financial Officer, Treasurer and Secretary of IMH and IFC since August 1995, and a Director of IFC since March 1996. From September 1992 to March 1995, Mr. Johnson was Senior Vice President and Chief Financial Officer of ICII. From November 1989 to September 1992, Mr. Johnson was Vice President and Controller of ICII. From February 1988 to October 1989, he was Vice President and Chief Financial Officer of Bayhill Service Corporation, a mortgage banking company, and Vice President of Capital Savings and Loan, the parent of Bayhill Service Corporation. From January 1987 to February 1988, Mr. Johnson was Vice President of Finance for Merrill Lynch Huntoon Paige, Inc., a mortgage banking subsidiary of Merrill Lynch Capital Markets. Mr. Johnson is a Certified Public Accountant.

  WILLIAM D. ENDRESEN has been Senior Vice President of ICH and President and Director of ICCC since their formation. From 1995 through February 1997, Mr. Endresen was the Chairman and a Director of American Capital Resource, Inc., a commercial mortgage banking company which originated and closed bulk condominium and multi-family transactions in the Western United States. Mr. Endresen was President of Butterfield Mortgage Corporation from May 1993 through 1995 and developed, originated and closed numerous bulk condominium and multi-family transactions. From 1987 to 1992, Mr. Endresen was Director of Acquisitions and Project Finance for Monnig Development, Inc., a Southern California based real estate development company. In July 1995, Mr. Endresen filed a petition for Chapter 7 bankruptcy in federal court, Santa Ana. The bankruptcy was discharged in November 1995. Mr. Endresen has more than 24 years of combined experience in real estate, real estate financing and commercial mortgage banking.

  MARY C. GLASS-SCHANNAULT has been Senior Vice President of each of ICH and ICCC since their formation. Ms. Glass-Schannault has been Vice President of IMH and Senior Vice President, Operations of IFC and IWLG since August 1995. From April 1995 through November 1996, Ms. Glass-Schannault was the Senior Vice President and Managing Director of Impac Capital Markets Group, a division of ICII, and from February 1993 to April 1995, she was Senior Vice President of IFC, as a division of ICII. From 1991 through 1993, Ms. Glass-Schannault acted as a mortgage banking consultant. From 1990 through 1991, she was an Executive Vice President at PriMerit Mortgage Corporation. From 1988 to 1990, Ms. Glass-Schannault was President of SCS Mortgage. From September 1984 through September 1988, Ms. Glass-Schannault was Senior Vice President of Concor Financial Services.

  JAMES WALSH has been a Director of ICH since February 1997 and a Director of IMH since August 1995. Mr. Walsh is an Executive Vice President of Walsh Securities, Inc. where he directs mortgage loan production, sales and securitization. Mr. Walsh was an executive of Donaldson, Lufkin and Jenrette Securities Corporation from January 1989 through March 1996 where he oversaw residential mortgage securitization, servicing brokerage and mortgage banking services. From February 1987 to December 1988, Mr. Walsh was an executive in the mortgage banking department at Bear Stearns & Company. From December 1985 to February 1987, Mr. Walsh was a senior banking officer at Carteret Savings Bank.

  FRANK P. FILIPPS has been a Director of ICH since February 1997 and a Director of IMH since August 1995. Mr. Filipps was elected President of CMAC Investment Corporation and Chairman, President and Chief Executive Officer of Commonwealth Mortgage Assurance Company ("CMAC") in January 1995. Mr. Filipps joined CMAC in 1992 as Senior Vice President and Chief Financial Officer, where he was responsible for the company's financial, investment and data processing operations, as well as the legal and human resources functions. In 1994, Mr. Filipps was promoted to Executive Vice President and Chief Operating Officer for both CMAC Investment Corporation and CMAC, where his additional responsibilities included the company's sales, marketing, underwriting and risk management operations. In 1975, Mr. Filipps joined American International Group and, from 1989 to 1992, he was Vice President and Treasurer. Prior to that, he was a Second Vice President for Chase Manhattan Bank, N.A., in New York.

  STEPHAN R. PEERS has been a Director of ICH since February 1997 and a Director of IMH since October 1995. Since January 1998, Mr. Peers has been an executive at Aames Financial Corporation, a mortgage loan Company. Mr. Peers served as a Managing Director of Resource Bancshares Corporation from August 1995 to December 1997. From April 1993 to December 1997, Mr. Peers was an Executive Vice President of International Strategic Finance Corporation, Ltd., where he performs corporate finance services for overseas issuers. From April 1989 to April 1993, Mr. Peers was a Vice President in corporate finance at Montgomery Securities where he specialized in financial services institutions. From March 1987 to March 1989, Mr. Peers was a Vice President at The First Boston Corporation in mortgage finance specializing in mortgage related products.

  THOMAS J. POLETTI has been a Director of ICH since March 1997. Mr. Poletti has been with the law firm of Freshman, Marantz, Orlanski, Cooper & Klein since 1983 and a partner of the firm since 1989. Freshman, Marantz, Orlanski, Cooper & Klein acts as counsel to the Company and IMH.

  TIMOTHY R. BUSCH has been a director of ICH since March 1997. Mr. Busch is a director of Advanced Materials Group (Nasdaq-ADMG). Since October 1985, Mr. Busch has been the President of T. R. Busch Realty Corporation, a licensed real estate corporation, which was a general partner of European Hotel Investors, II, a California limited partnership that filed a voluntary petition pursuant to Chapter 11 of the Bankruptcy Code on February 22, 1994; a confirmation order was issued on or about December 23, 1994. Since 1985, Mr. Busch has been President of TRB Management, Inc., a California corporation, which was the sole general partner of Mercado del Sol Investors Limited Partners, an Arizona limited partnership. Mercado del Sol Investors Limited Partnership filed a voluntary petition pursuant to Chapter 11 of the Bankruptcy Code on August 10, 1993 and converted to a Chapter 7 bankruptcy in 1995. The assets of the entity were liquidated and the partnership was dissolved. Since 1984, Mr. Busch has been President of The Busch Firm, a professional corporation law firm.

  All directors are elected at each annual meeting of the Company's stockholders to serve until the next annual meeting of stockholders and until their successors are elected and qualify. Replacements for vacancies occurring among the Unaffiliated Directors will be elected by a majority vote of the remaining Directors, including a majority of the Unaffiliated Directors. All officers are elected and may be removed by the Board of Directors. The Company pays an annual director's fee to each Unaffiliated Director equal to $20,000 and reimburses such Directors' costs and expenses for attending Board meetings.

LIMITATION OF LIABILITY AND INDEMNIFICATION

  The Maryland General Corporation Law, as amended from time to time ("MGCL"), permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty established by a final judgment as being material to the cause of action. The Charter of the Company contains such a provision which eliminates such liability to the maximum extent permitted by the MGCL.

  The Charter of the Company authorizes it, to the maximum extent permitted by Maryland law, to obligate itself to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer or (b) any individual who, while a director of the Company and at the request of the Company, serves or has served another corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan or other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his status as a present or former director or officer of the Company. The Bylaws of the Company obligate it, to the maximum extent permitted by Maryland law, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer who is made a party to the proceeding by reason of his service in that capacity or (b) any individual who, while a director of the Company and at the request of the Company, serves or has served another corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, real estate investment trust, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reason of his service in that capacity. The Charter and Bylaws also permit the Company to indemnify and advance expenses to any person who served a predecessor of the Company in any of the capacities described above and to any employee or agent of the Company or a predecessor of the Company.

  The MGCL requires a corporation (unless its charter provides otherwise, which the Company's Charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he is made a party by reason of his service in that capacity. The MGCL permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. However, under the MGCL, a Maryland corporation may not indemnify for an adverse judgment in a suit by or in the right of the corporation or for a judgment of liability on the basis that personal benefit was improperly received, unless in either case a court orders indemnification and then only for expenses. In addition, the MGCL requires the Company, as a condition to advancing expenses to a director or officer upon the corporation's receipt of (a) a written affirmation by the director or officer of his good faith belief that he has met the standard of conduct necessary for indemnification by the Company as authorized by the Bylaws and (b) a written undertaking by him or on his behalf to repay the amount paid or reimbursed by the Company if it shall ultimately be determined that the standard of conduct was not met. Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to indemnity agreements or otherwise, the Company has been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF 1934

  Section 16(a) of the Exchange Act of 1934, as amended, requires ICH's Directors and executive officers, and persons who own more than ten percent of a registered class of ICH's securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

  To ICH's knowledge, based solely on a review of the copies of such reports furnished to ICH during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent beneficial owners were satisfied by such persons.

ITEM 11. EXECUTIVE COMPENSATION

  Joseph R. Tomkinson, William S. Ashmore, Richard J. Johnson and Mary C. Glass-Schannault, who are executive officers of ICH are also officers of IMH and IFC and are officers of RAI, the Manager. See "Item 13. Certain Relationships and Related Transactions." These officers have modified their employment agreements with IFC to also become officers of the Manager (and of ICH and ICCC). The Manager has agreed to cause each of its officers to devote as much of his or her time to the operations of the Company as is reasonably necessary. The Company will reimburse the Manager which will reimburse IFC on a dollar for dollar basis (includes the service charge referenced below), for the actual cost of providing the services of these officers to the Company based upon the compensation payable to them by IFC, plus a 15% service charge. Salary, other annual compensation and all other compensation are allocated to the Company at a rate of one-third and to IMH at a rate of two-thirds for services performed by executive officers (except Mr. Endresen) as part of the Submanagement Agreement among IMH, IFC and RAI. The following is the amount of compensation allocated to the Company for services performed by Messrs. Tomkinson, Ashmore, and Johnson and Ms. Glass-Schannault and cash compensation paid to William D. Endresen for the period from January 15, 1997 (commencement of operations) through December 31, 1997.

                                                                          LONG-TERM
                                      ANNUAL COMPENSATION                COMPENSATION
                              ----------------------------------------- --------------
                                                                          SECURITIES
   NAME AND PRINCIPAL                                    OTHER ANNUAL     UNDERLYING      ALL OTHER
        POSITION         YEAR SALARY (1)  BONUS        COMPENSATION (4) OPTIONS (#)(5) COMPENSATION (6)
   ------------------    ---- ---------- -------       ---------------- -------------- ----------------
Joseph R. Tomkinson..... 1997  $100,000  $ 5,300(2)        $252,992         10,000           $480
  Chairman of the Board
  and CEO of ICH and
  ICCC
William S. Ashmore...... 1997  $ 75,000  $ 5,300(2)        $250,192         10,000           $290
  President and COO of
  ICH, Executive Vice
  President and Director
  of ICCC
Richard J. Johnson...... 1997  $ 37,500  $ 5,300(2)        $204,256         10,000           $ 88
  Senior Vice President,
  CFO, Treasurer and
  Secretary of ICH and
  ICCC and Director of
  ICCC
Mary C. Glass-           1997  $ 30,870  $27,790(2)(3)     $ 42,317         10,000           $119
 Schannault.............
  Senior Vice President
  of ICH and ICCC
William D. Endresen .... 1997  $120,000  $49,000           $ 43,280         50,000           $468
  Senior Vice President
  of ICH and President
  and Director of ICCC

--------
(1) Pursuant to their respective employment agreements with IFC, total current base salaries for Messrs. Tomkinson, Ashmore and Johnson and Ms. Glass-Schannault are $300,000, $225,000, $112,500 and $92,930, respectively.
(2) Each of the persons in the above table is entitled to be paid a quarterly bonus equal to the aggregate dividend such person would have received from the Company on all shares of Common Stock underlying unexercised stock options held by such person which were outstanding.
(3) Includes a performance and profitability bonus.
(4) Consists of (i) car allowance paid by the Company, (ii) contributions paid by the Company under the 401(k) plan, and (iii) the dollar value of the difference between the price paid by each officer for shares of Common Stock of ICH and the fair market value of such stock ($3.20) on the date of purchase. See "Certain Relationships and Related Transactions-- Relationships with Affiliates--Stock Compensation Expense."
(5) Consists of options granted under ICH's Stock Option and Awards Plan (as described below). Options vest 33.33% per year on each anniversary of the date of grant and have been granted with related dividend equivalent rights ("DERs").
(6) For each person, consists of payments on group term-life insurance.

EMPLOYMENT AGREEMENTS

  In August 1997, in connection with ICH's public offering, each officer's employment agreement with IFC was amended and restated to allow him or her to become an officer of RAI (and of ICH and ICCC). See "--Executive Compensation--Summary Compensation Table" for annual salary descriptions. RAI has agreed to cause each of its officers to devote as much of his or her time to the operations of ICH as is necessary. ICH will reimburse RAI, who will reimburse IFC, on a dollar for dollar basis (see "Item 13. Certain Transactions and Related Transactions--Arrangements with IMH"), for the actual cost of providing the services of its officers to ICH based upon the compensation payable to them by IFC, plus a 15% service charge. In August 1997, Mr. Endresen entered into an employment agreement with ICCC for a term of five years with a base salary of $120,000 per year subject to an annual review and cost of living adjustment.

  Pursuant to the employment agreements, if the officer is terminated without cause (as defined therein) then the officer will receive (i) his or her base salary for a period of one year following the date of termination, (ii) any bonus or incentive compensation prorated through the date of termination; provided that if the bonus or incentive compensation is discretionary, then the officer will receive a payment at least equal to the last previous payment made to the officer, if any, for the previous year prorated to the date of termination, and (iii) any expense reimbursements. Each officer agreed that he or she will not compete with the Company if the agreement is voluntarily terminated by the officer. The employment agreements will not be terminated upon any merger or the transfer of all or substantially all of IFC's assets.

401(k) PLAN

  The Company participates in the ICII contributory retirement plan ("401(k) Plan") for all full time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan provides that each participant may contribute from 2% to 14% of his or her salary, and the Company will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months.

  Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional Company contribution may be made at the discretion of the Company, as determined by the Unaffiliated Directors. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Company matching contributions will be made as of December 31st of each year in the form of Company Common Stock. No contributions were made for any period presented herein.

SUMMARY OF THE PROVISIONS OF THE STOCK OPTION PLAN

  The Company has adopted a 1997 Stock Option and Awards Plan (the "Stock Option and Awards Plan") which provides for the grant of qualified incentive stock options ("ISOs") which meet the requirements of section 422 of the Code, stock options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation and limited stock appreciation rights awards ("Awards") and dividend equivalent rights ("DERs").

  The purpose of the Stock Option and Awards Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to others whose job performance affects the Company. The Stock Option and Awards Plan is administered by the Board of Directors or a Committee, appointed by the Board of Directors (the "Administrator"). ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers, key employees and agents and consultants of the Company, any of its subsidiaries or parent corporation, of RAI, and to the directors, officers and key employees of ICCC.

  The Stock Option and Awards Plan provides for granting of DERs in tandem with all options granted under the Stock Option and Awards Plan. Such DERs accrue for the account of the optionee shares of Common Stock upon the payment of cash dividends on outstanding shares of Common Stock. The number of shares accrued is determined by a formula and such shares are currently transferred to the optionee only upon exercise of the related option. The Stock Option and Awards Plan permits DERs to be granted under the Stock Option and Awards Plan with certain characteristics. First, DERs can be issued in "current-pay" form so that payments can be made to the optionee at the same time as dividends are paid to holders of outstanding Common Stock. Second, DERs can be made eligible to participate not only in cash distributions but also distributions of stock or other property made to holders of outstanding Common Stock. Shares of Common Stock accrued for the account of the optionee pursuant to a DER grant may also be made eligible to receive dividends and distributions. Finally, DERs can be made "performance based" by conditioning the right of the holder of the DER to receive any dividend equivalent payment or accrual upon the satisfaction of specified performance objectives.

  Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Stock Option and Awards Plan currently authorizes the grant of options to purchase, and Awards of, an aggregate of 420,250 shares. If an option granted under the Stock Option and Awards Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option and Awards Plan.

  Unless previously terminated by the Board of Directors, the Stock Option and Awards Plan will terminate in April 2007, and no options or Awards may be granted under the Stock Option and Awards Plan thereafter.

  Options granted under the Stock Option and Awards Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the Award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted when and in what increments shares covered by the option may be purchased and, in the case of options, whether it is intended to be an ISO or a NQSO provided, however, that certain restrictions applicable to ISOs are mandatory, including a requirement that ISOs not be issued for less than 100% of the then fair market value of the Common Stock (110% in the case of a grantee who holds more than 10% of the outstanding Common Stock) and a maximum term of ten years (five years in the case of a grantee who holds more than 10% of the outstanding Common Stock).

  Under current law, ISOs may not be granted to any director of the Company who is not also an employee, or to directors, officers and other employees of entities unrelated to the Company. No options or Awards may be granted under the Stock Option and Awards Plan to any person who, assuming exercise of all options held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of equity stock of the Company.

  Each option must terminate no more than 10 years from the date it is granted (or five years in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the combined voting power of the Company's outstanding equity stock). Options may be granted on terms providing for exercise either in whole or in part at any time or times during their respective terms, or only in specified percentages at stated time periods or intervals during the term of the option.

  The exercise price of any option granted under the Stock Option and Awards Plan is payable in full in cash, or its equivalent as determined by the Administrator. The Company may make loans available to option holders to exercise options evidenced by a promissory note executed by the option holder and secured by a pledge of Common Stock with fair market value at least equal to the principal of the promissory note unless otherwise determined by the Administrator.

  The Board of Directors may from time to time revise or amend the Stock Option and Awards Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding Award without his consent or may, without stockholder approval, increase the number of shares subject to the Stock Option and Awards Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant (with the exception of adjustments resulting from changes in capitalization), materially modify the class of participants eligible to receive options or Awards under the Stock Option and Awards Plan, materially increase the benefits accruing to participants under the Stock Option and Awards Plan or extend the maximum option term under the Stock Option and Awards Plan.

                                                                          POTENTIAL REALIZABLE
                                                                            VALUE AT ASSUMED
                                                                          ANNUAL RATES OF STOCK
                                                                         PRICE APPRECIATION FOR
                                        INDIVIDUAL GRANTS                    OPTION TERM (4)
                         ----------------------------------------------- -----------------------
                           NUMBER
                         OF SHARES
                         UNDERLYING PERCENTAGE OF
                          OPTIONS      OPTIONS     EXERCISE
                         GRANTED(#)  GRANTED TO     PRICE    EXPIRATION
          NAME              (1)     EMPLOYEES (%) ($/SH) (2)  DATE (3)     5% ($)     10% ($)
          ----           ---------- ------------- ---------- ----------- ---------- ------------
William D. Endresen.....   50,000         22        15.00    August 2007    471,671    1,195,307
Joseph R. Tomkinson.....   10,000          4        15.00    August 2007     94,334      239,061
William S. Ashmore......   10,000          4        15.00    August 2007     94,334      239,061
Richard J. Johnson......   10,000          4        15.00    August 2007     94,334      239,061
Mary C. Glass-
 Schannault.............   10,000          4        15.00    August 2007     94,334      239,061

            OPTIONS GRANTED IN FISCAL YEAR ENDED DECEMBER 31, 1997

--------
(1) Such stock options vest 33.33% per year on each anniversary of the date of grant and have been granted with related DERs.

(2) The exercise price for all options equals the fair market value of such shares at the date of grant as determined by the Administrator.

(3) Such stock options expire ten years from the date of grant or earlier upon termination of employment.

(4) Amounts reflect assumed risks of appreciation set forth in the Commission's executive compensation disclosure requirements. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised.

  On August 4, 1997, the Company granted to each of Messrs. Walsh, Filipps, Peers, Poletti and Busch options to purchase 10,000 shares of ICH Common Stock at a per share exercise price of $15.00, the IPO price per share, vesting 50% on the first anniversary of the date of grant and 50% on the second anniversary date of grant.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                   NUMBER OF SECURITIES
                                                        UNDERLYING      VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS  IN-THE-MONEY OPTIONS
                           SHARES                   AT FISCAL YEAR-END   AT FISCAL YEAR-END
                         ACQUIRED ON     VALUE         EXERCISABLE/         EXERCISABLE/
NAME                     EXERCISE (#) REALIZED ($) UNEXERCISABLE (#)(1) UNEXERCISABLE ($)(2)
----                     -----------  ------------ -------------------- --------------------
Joseph R. Tomkinson.....     --           --            --/10,000            --/ 26,250
Willam S. Ashmore.......     --           --            --/10,000            --/ 26,250
Richard J. Johnson......     --           --            --/10,000            --/ 26,250
Mary C. Glass-
 Schannault.............     --           --            --/10,000            --/ 26,250
William D. Endresen.....     --           --            --/50,000            --/131,250

--------
(1) For a description of the terms of such options, see "--Stock Option Plan."
(2) Based on a price per share of $17.625, which was the price of a share of Common Stock as quoted on the American Stock Exchange at the close of business on December 31, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The Company's Compensation Committee consists of Messrs. Tomkinson, Busch and Poletti. Other than Joseph R. Tomkinson, Chairman of the Board and Chief Executive Officer of ICH, no member of the Compensation Committee was, during the fiscal year, an officer or employee of ICH, nor was any other member of the Compensation Committee formerly an officer of ICH.

  Mr. Tomkinson is also Vice Chairman of the Board and Chief Executive Officer of IMH, a one-third owner of RAI and an owner of 25% of the common stock of ICCC. See "Item 13. Certain Relationships and Related Transactions-- Relationships with the Manager" and "--Relationships with IMH." Thomas J. Poletti is a partner in the law firm Freshman, Marantz, Orlanski, Cooper & Klein, which is counsel to the Company. Mr. Poletti owns 12,000 shares of the Company's Common Stock and options to purchase 10,000 shares of Common Stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of March 24, 1998 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Company's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                      NUMBER OF   PERCENTAGE OF
                                                        SHARES       SHARES
                                                     BENEFICIALLY BENEFICIALLY
               NAME OF BENEFICIAL OWNER                 OWNED       OWNED (1)
               ------------------------              ------------ -------------
   Impac Mortgage Holdings, Inc. (1)................   719,789         9.8%
   Joseph R. Tomkinson..............................   101,800         1.4
   William S. Ashmore...............................    82,800         1.1
   Richard J. Johnson...............................    66,185          *
   William D. Endresen..............................    12,000          *
   Mary C. Glass-Schannault.........................    12,100          *
   James Walsh......................................    12,000          *
   Frank P. Filipps.................................    12,000          *
   Stephan R. Peers.................................    13,500          *
   Thomas J. Poletti................................    12,000          *
   All directors and executive officers as a group
    (9 persons).....................................   324,385         4.4%

--------
 * less than 1%

(1) Excludes 674,211 shares of ICH non-voting Class A Common Stock owned by IMH. Such shares automatically convert into shares of Common Stock of ICH upon any issuances of Common Stock by ICH or sales of ICH Common Stock held by IMH; provided, however, that the shares of ICH Class A Common Stock will not convert into shares of ICH Common Stock whereby IMH would own, immediately after such conversion, greater than 9.8% of ICH's outstanding Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATIONSHIPS WITH THE MANAGER

  Executives of the Manager, RAI, have significant experience in purchasing, financing, servicing, securitizing and investing in mortgage loans and mortgage securities and all of such persons are officers of IMH and IFC; however, they have not previously managed a Commercial Mortgage REIT. RAI is a recently formed entity with no significant assets and no prior history of operations. RAI is owned equally by each of Messrs. Tomkinson, Ashmore, and Johnson. IMH owns all of the outstanding shares of non-voting preferred stock of IFC, its conduit operations, representing 99% of the economic interest in IFC, and Messrs. Tomkinson, Johnson and Ashmore own all of the outstanding shares of Common Stock of IFC, representing 1% of the economic interest. The officers of RAI have modified their employment agreements with IFC to allow them to become officers of the Manager (and of ICH and ICCC). See Item 11. "Executive Compensation." The Manager has agreed to cause each of its officers to devote as much of his or her time to the operations of the Company as is reasonably necessary. ICH will reimburse the Manager, who will reimburse IFC on a dollar for dollar basis (including the service charge referenced below), for the actual cost of providing the services of these officers to the Company based upon the compensation payable to them by IFC, plus a 15% service charge. ICH will reimburse the Manager for expenses incurred by the Manager, plus a service charge of 15% on all expenses owed by the Manager to IFC for costs and expenses owed by the Manager to IFC for costs and services under any submanagement agreement between IFC and the Manager. The Manager will pay all such third parties on a dollar for dollar basis for the aforementioned amounts received by it from the Company; no such 15% service charge will be paid to third party service providers other than IFC. For the first three years of the Management Agreement there will be a minimum amount of $500,000 per annum (including the 15% service charge) payable by ICH in connection with services provided and expenses incurred by the Manager and payable by RAI to IFC. After the third year, ICH will only be responsible for reimbursing expenses and services provided, with the 15% service charge for amounts due to IFC. See "-- Management Agreement--Expenses."

  The Company has selected an outside advisor in order to coordinate, assist and manage the duties and responsibilities of the Company. In order to utilize the IMH infrastructure, which oversees the daily capital, asset and operations management, investor relations and human resources functions of IMH and its affiliates, RAI entered into a submanagement agreement with IFC, the conduit operations of IMH, to provide substantially all of the administrative services required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary.

  RAI was formed as a vehicle through which the IMH management team could effectively manage the operations of ICH, IMH and any future REIT, some of which may have been or will be affiliated with the Company, IMH, or their respective conduit operations (an "Affiliated REIT"). ICH believes that contracting directly with IMH to provide services required under the Management Agreement would have proved unwieldy and cumbersome, if and when any Affiliated REITs are formed of which RAI is the manager. If ICH were required to independently hire an executive management team to duplicate the services to be provided by RAI, ICH believes that it would be subjected to substantial expenses in terms of fixed salaries, which salary expenses will not be incurred under the Management Agreement. In addition, ICH believes that the allocation of expenses on an as needed basis will allow ICH to avoid the costs to establish the infrastructure currently existing at IMH, notwithstanding the fact that the Company is required to pay a 15% service charge on Reimbursable Expenses and Reimbursable Executive Amounts (as those terms are defined herein).

  The address of the Manager is 20371 Irvine Avenue, Santa Ana Heights, California 92707, telephone (714) 556-0122.

 Managers and Executive Officers

  The persons who are managers and executive officers of RAI are as follows:

               NAME                             POSITION
               ----                             --------
     Joseph R. Tomkinson*      Chairman and Chief Executive Officer
     William S. Ashmore*       President and Manager
     Richard J. Johnson*       Executive Vice President, Chief Financial
                                Officer and Manager
     Mary C. Glass-Schannault* Senior Vice President

--------
* Each of these persons also serve as directors or executive officers of the Company.

  For biographical information on these persons, see Item 10. "Directors and Executive Officers of the Registrant."

 MANAGEMENT AGREEMENT

  The Company has entered into a Management Agreement with the Manager for an initial term expiring on December 31, 2002. Successive extensions, each for a period not to exceed one year, may be made by agreement between the Company and the Manager. The Management Agreement may be terminated by the Company without cause at any time upon 60 days' written notice. Any such termination or failure to extend by the Company without cause shall result in the payment of a termination or non-renewal fee to the Manager determined by an independent appraisal. In addition, the Company and the Manager will have the right to terminate the Management Agreement upon the occurrence of a breach by the other party of any provision contained in the Management Agreement which remains uncured for 30 days. In addition, the Company may renew or terminate the Management Agreement by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock.

  The terms of the Management Agreement, including the management fees, were determined by what management of both RAI and ICH believe are comparable with other advisory relationships and have been approved by the Board of Directors of RAI and the Unaffiliated Directors of ICH. ICH's Bylaws provide that the Unaffiliated Directors shall determine at least annually that the compensation paid to the Manager is reasonable in relation to the nature and quality of the services performed by the Manager.

  The Manager is at all times subject to the supervision of the Company's Board of Directors and provides advisory services to the Company in accordance with the terms of the Management Agreement. The Manager is involved in three primary activities: (1) capital management--primarily the oversight of the Company's structuring, analysis, capital raising and investor relations activities; (2) asset management--primarily the analysis and oversight of the acquisition, management, securitization and disposition of Company assets; and
(3) operations management--primarily the oversight of ICH's operating subsidiaries. Specifically, the Manager performs such services and activities relating to the assets and operations of the Company as may be appropriate, including:

    (1) serving as the Company's consultant with respect to formulation of investment criteria and interest rate risk management by its Board of Directors;

    (2) advising as to the issuance of commitments on behalf of the Company to purchase Commercial Mortgages or purchasing Commercial Mortgages and CMBSs meeting the investment criteria set from time to time by the Company's Board of Directors;

    (3) advising, negotiating, and overseeing the securitization of the Company's Commercial Mortgages in REMIC or CMOs and negotiating terms with rating agencies and coordinate with investment bankers as to structure and pricing of the securities formed by the Company;

    (4) advising the Company in connection with and assisting in its Long-Term Investment Operations;

    (5) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

    (6) monitoring and providing to the Board of Directors on an on-going basis price information and other data, obtained from certain nationally-recognized dealers who maintain markets in Commercial Mortgages identified by the Board of Directors from time to time, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

    (7) providing the executive and administrative personnel, office space and services required in rendering services to the Company, which includes contracting with appropriate third parties, which may include IMH and its affiliates, to provide various services including facilities and costs related therewith, technology, management information systems, human resource administration, general ledger accounts, check processing, accounts payable and other similar operational or administrative services;

    (8) overseeing the day-to-day operations of ICH and supervising the performance of such other administrative functions necessary in the management of ICH as directed by the Board of Directors of ICH;

    (9) advising and negotiating of agreements on behalf of the Company with banking institutions and other lenders to provide for the short-term borrowing of funds by the Company;

    (10) communicating on behalf of the Company with the holders of the equity and debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies and to maintain effective relations with such holders;

    (11) subject to an agreement executed by the Company, advising as to the designation of a servicer for those loans sold by ICCC whereby ICCC elected not to service such loans;

    (12) counseling the Company in connection with policy decisions to be made by its Board of Directors; and

    (13) upon request by and in accordance with the direction of the Board of Directors of the Company, investing or reinvesting any money of the Company.

  In order to utilize the IMH infrastructure, RAI has entered into a submanagement agreement with IFC, the conduit operations of IMH, to provide substantially all of the administrative services required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary. The Manager may also enter into additional contracts with other parties, which may include IMH or its affiliates, to provide any such services for the Manager, which third party shall be approved by the Company's Board of Directors. See "--Expenses."

  RAI currently has a total of four officers and three managers who will participate in the oversight of the Company's operations.

 Management Fees

  The Manager will be entitled to receive for each fiscal quarter, an amount equal to 25% of the Net Income of the Company, before deduction of such compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average Ten Year U.S. Treasury Rate plus 2% (the "25% Payment"). The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the net income of the Company determined in accordance with the Code before the Manager's compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of the Company's interest expenses for borrowed money is also taken in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings less dividends declared (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The 25% Payment to the Manager will be calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period.

  The Manager's fees will be calculated by the Manager within 60 days after the end of each calendar quarter, with the exception of the fourth quarter for which compensation will be computed within 30 days, and such calculation shall be promptly delivered to the Company. The Company will be obligated to pay the fee within 90 days after the end of each calendar quarter.

 Expenses

  Pursuant to the Management Agreement, ICH will also pay all operating expenses incurred by the Manager under the Management Agreement. The operating expenses generally required to be incurred by the Manager and reimbursed by ICH include out-of-pocket costs, equipment and other personnel required for the Company's operations, including amounts payable by RAI pursuant to submanagement agreements with outside third parties, which will include IMH and its affiliates, to provide various services to the Company including facilities and costs related therewith, technology, management information systems, human resource administration, general ledger accounts, check processing, accounts payable and other similar operational services ("Reimbursable Expenses"). Reimbursable Expenses also include issuance and transaction costs associated with the purchase, disposition and financing of investments, regular legal and auditing fees and expenses of the Company, the fees and expenses of the Company's Directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, servicing and sub-servicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any.

  The Company will reimburse the Manager for all Reimbursable Expenses, plus a service charge of 15% on all Reimbursable Expenses owed by RAI to IFC, the conduit operations of IMH, for costs and services under any subcontract between RAI and IFC. RAI will pay all such third parties on a dollar-for-dollar basis the aforementioned amounts received by it from the Company; no such 15% service charge will be paid to third party service providers other than IFC.

  All of the persons who are officers of the Manager are officers of IMH, IFC, ICH and ICCC. IMH owns all of the outstanding shares of non-voting preferred stock of IFC, its conduit operations, representing 99% of the economic interest in IFC, and Messrs. Tomkinson, Johnson and Ashmore all of the outstanding shares of common stock of IFC, representing 1% of the economic interest. Each of these officers have modified their employment agreements with IFC to allow them to become officers of the Manager (and of ICH and ICCC). The Manager will agree to cause each of its officers to devote as much of his or her time to the operations of the Company as is reasonably necessary. The Company will reimburse the Manager, who will reimburse IFC on a dollar for dollar basis, for the actual cost (the "Reimbursable Executive Amounts") of providing the services of these officers to the Company based upon compensation payable to them by IFC, plus a 15% service charge.

  For the first three years of the Management Agreement, there will be a minimum amount of $500,000 per annum (which includes the 15% service charge) payable by ICH to RAI for Reimbursable Expenses and Reimbursable Executive Amounts and payable by RAI to IFC. After the third year, ICH will only be responsible for paying RAI the actual amount of Reimbursable Expenses and Reimbursable Executive Amounts, with the 15% service charge for amounts due to IFC.

  The Company does not believe that its operations will be adversely affected as a result of these relationships. Payments of Reimbursable Expenses and Reimbursable Executive Amounts by the Company to RAI will be made monthly.

 Tabular Presentation of Amount Payable to Manager

  The following table presents all compensation, fees, profits and other benefits (including reimbursement of out-of-pocket expenses) which RAI and its affiliates may earn or receive in connection with the Management Agreement.

      RECIPIENT PAYOR AMOUNT
      --------- ----- ------
      RAI(1)     ICH  25% Payment(2)
      RAI(3)     ICH  Reimbursable Expenses, plus a 15% service charge(4)
      RAI(3)     ICH  Reimbursable Executive Amounts, plus a 15% service
                      charge(4)

--------
(1) RAI is equally owned by each of Messrs. Tomkinson, Ashmore and Johnson; the 25% payment to RAI will be retained by RAI, resulting in a direct benefit to its owners.

(2) For a more detailed explanation of the 25% Payment, see "--Management Fees." There is no minimum or maximum amount of the 25% Payment due in any year.

(3) All amounts payable by ICH to RAI for Reimbursable Expenses and Reimbursable Executive Amounts, plus the 15% service charge, are payable by RAI to IFC.

(4) For a more detailed explanation of Reimbursable Expenses and Reimbursable Executive Amounts see "--Expenses." For the first three years of the Management Agreement, there will be a minimum amount of $500,000 per annum (which includes the 15% service charge) payable by ICH to RAI for Reimbursable Expenses and Reimbursable Executive Amounts due in any year. There is no maximum amount of Reimbursable Expenses or Reimbursable Executive Amounts due in any year.

 STOCK OPTION AND AWARDS PLAN

  The Company has adopted the Stock Option and Awards Plan and the directors, officers and employees of the Manager will be granted certain options or rights under the Stock Option and Awards Plan and may in the future be granted additional options or rights under the Stock Option and Awards Plan. See Item
11. "Executive Compensation--Summary of the Provisions of the Stock Option
Plan."

 LIMITS OF RESPONSIBILITY

  Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, equityholders and employees will not be liable to the Company, any mortgage security issuer, any subsidiary of the Company, the Unaffiliated Directors, the Company's stockholders or any subsidiary's shareholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager is a recently formed entity and does not have significant assets. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its managers, officers, equityholders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement.

RELATIONSHIPS WITH IMH

 ORGANIZATIONAL TRANSACTIONS WITH IMH

  In February 1997, Joseph R. Tomkinson, ICH's Chairman of the Board and Chief Executive Officer, William S. Ashmore, ICH's President and Chief Operating Officer, Richard J. Johnson, ICH's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, William D. Endresen, ICH's Senior Vice President,

Mary C. Glass-Schannault, ICH's Senior Vice President, and each of James Walsh, Frank P. Filipps, Stephan R. Peers and Thomas J. Poletti, Directors of ICH, and H. Wayne Snavely, purchased 76,800, 76,800, 62,400, 12,000, 12,000 and 12,000 shares of the Common Stock of ICH, respectively, at a per share price of $.01. In addition, IMH purchased 299,000 shares of the Common Stock of ICH, at a per share price of $.01.

  In February 1997, IMH purchased all of the non-voting preferred stock of ICCC, which represents 95% of the economic interest in ICCC (entitling the holder to receive 95% of any dividend or distribution made by ICCC), for $500,000. Each of Messrs. Tomkinson, Ashmore, Johnson and Endresen purchased all of the outstanding shares of Common Stock of ICCC (500 shares at a per share price of $1.00), which represent 5% of the economic interest in ICCC.

  In March 1997, IMH lent ICH $15.0 million evidenced by a promissory note bearing interest at the rate of 8% per annum which was convertible into shares of non-voting convertible preferred stock of ICH at the rate of one share of ICH Preferred Stock for each $5.00 principal amount of said note.

  In March 1997, IMH converted the aforementioned $15.0 million principal amount promissory note into an aggregate of 3,000,000 shares of ICH Preferred Stock. All ICH Preferred Stock automatically converted, upon the closing of ICH's IPO, into shares of ICH Common Stock determined by multiplying the number of shares of ICH Preferred Stock converted by a fraction, the numerator of which was $5.00 and the denominator of which was $15.00, the IPO price per share. Notwithstanding the foregoing, consistent with IMH's classification as a REIT, IMH was not entitled to convert into ICH Common Stock more than that number of shares of ICH Preferred Stock whereby IMH would have owned, immediately after such conversion, greater than 9.8% of the outstanding ICH Common Stock. Any shares of ICH Preferred Stock not converted into ICH Common Stock upon the closing of the IPO automatically converted into shares of ICH non-voting Class A Common Stock at the same rate as the ICH Preferred Stock converted into ICH Common Stock on said date. Shares of ICH Class A Common Stock converted into shares of ICH Common Stock on a one-for-one basis and each such class of ICH Common Stock is entitled to cash dividends on a pro rata basis. Upon any subsequent issuances of Common Stock by ICH or sales of ICH Common Stock held by IMH, shares of ICH Class A Common Stock will automatically convert into additional shares of ICH Common Stock, subject to said 9.8% limitation.

  In April 1997, IMH exchanged the 299,000 shares of ICH Common Stock held by it for an equal number of shares of ICH Class A Stock.

  Upon the closing of the IPO in August 1997, IMH contributed to ICH (the "Contribution") 100% of the outstanding shares of non-voting preferred stock of ICCC in exchange for 95,000 shares of ICH Class A Common Stock. As of March 30, 1998, IMH owned 719,789 shares of ICH Common Stock and 674,211 shares of ICH Class A Common Stock.

  Prior to the Contribution, ICCC was allocated expenses of various administrative services provided by IMH. The costs of such services were not directly attributable to a specific division or subsidiary and primarily included general corporate overhead, such as accounting and cash management services, human resources and other administrative functions. These expenses were calculated as a pro rata share of certain administrative costs based on head count or relative assets and liabilities of the division or subsidiary, which management believed was a reasonable method of allocation.

 NON-COMPETE AGREEMENT AND RIGHT OF FIRST REFUSAL AGREEMENT

  The Company's operations may be affected by the activities of IMH and IFC. Pursuant to a non-compete agreement (the "Non-Compete Agreement") between IMH, IFC, ICH and ICCC, for a period of the earlier of nine months from August 1997 or the date upon which the Company accumulates (for investment or sale)
$300.0 million of Commercial Mortgages and/or CMBSs, neither IMH nor IFC will originate or acquire any Commercial Mortgages; however, this Agreement shall not preclude IMH (either directly or through IFC) from purchasing any Commercial Mortgages or CMBSs under the Right of First Refusal Agreement discussed below.

After the termination of the Non-Compete Agreement, and subject to the Right of First Refusal Agreement, as defined below, IMH, as a mortgage REIT, and IFC, as its conduit operations, may compete with the operations of the Company.

  It is anticipated that RAI will act as the Manager for other REITs, some of which may have been or will be Affiliated REITs. In such an event, any Affiliated REIT utilizing RAI as its Manager may be in competition with the Company. In August 1997, RAI, ICH, ICCC, IMH and IFC entered into a ten-year right of first refusal agreement (the "Right of First Refusal Agreement"). It is expected that any Affiliated REIT utilizing RAI as its Manager will become a party to the Right of First Refusal Agreement, but such event is outside the control of the Company and there can be no assurance that any or all Affiliated REITs (other than IMH) will actually become parties to the Right of First Refusal Agreement. Pursuant to this Agreement, RAI agrees that any mortgage loan or mortgage-backed security investment opportunity (an "Investment Opportunity") which is offered to it on behalf of either the Company, IMH or any Affiliated REIT will first be offered to that entity (the "Principal Party") whose initial primary business as described in its initial public offering documentation (the "Initial Primary Business") most closely aligns with such Investment Opportunity. In addition, both IMH and IFC on the one hand and ICH and ICCC on the other agree that any Investment Opportunity offered to either of them which falls outside the scope of its Initial Primary Business should be offered to the Principal Party. Should the Principal Party decline to take advantage of an Investment Opportunity offered to RAI, RAI will make an independent evaluation of which REITs business is more greatly enhanced by such Investment Opportunity. Should all of such REITs decline such Investment Opportunity RAI may offer the Investment Opportunity to any third party. Should the Principal Party decline to take advantage of an Investment Opportunity offered to a REIT which is a party to the Right of First Refusal Agreement, said REIT shall then be free to pursue the Investment Opportunity. In such an event there can be no assurance that the Company will be able to take advantage of any such Investment Opportunity or that any competitive activity of IMH, IFC or any Affiliated REIT will not adversely affect the Company's operations. In addition, the Company may become further prejudiced by the Right of First Refusal Agreement to the extent that the Company desires to pursue or pursues a business outside its Initial Primary Business.

 SUBMANAGEMENT AND SERVICING AGREEMENTS

  In order to utilize the IMH infrastructure, RAI has entered into a submanagement agreement with IFC, the conduit operations of IMH, to provide substantially all of the administrative services required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary. IFC charges ICH and ICCC for these services based upon usage which management believes is reasonable. Total cost allocations IFC charged to ICH and ICCC for the year ended December 31, 1997 were $525,000 and $456,000, respectively. For a general description of the persons who are officers of the Manager and the terms of the Management Agreement, see "--Relationships with the Manager."

  ICCC acts as a servicer of Commercial Mortgages acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement which became effective in February 1997. For a general description of the terms of such a Servicing Agreement, see "Business--Servicing." ICCC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

 CREDIT ARRANGEMENTS

  ICCC maintains an uncommitted warehouse financing facility with an interest rate indexed to the prime rate with IMH of which $8.5 million was outstanding on the warehouse line at December 31, 1997. The largest aggregate balance outstanding during the year ended December 31, 1997 was $8.5 million. Interest expense recorded by ICCC related to warehouse financing due to IMH for the year ended December 31, 1997 was $262,000.

  During 1997, ICH maintained a warehouse financing facility with IWLG, a wholly owned subsidiary of IMH, until ICH obtained warehouse financing facilities with third-party lenders. The interest rate on the warehouse financing facility was 8.50% per annum and the highest balance outstanding during the year ended December 31, 1997 was $16.6 million. Interest expense recorded by ICH related to finance receivables due to IWLG for the year ended December 31, 1997 was $453,000. As of December 31, 1997, ICH did not maintain a warehouse facility with IWLG.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. During 1997, the largest aggregate amount outstanding under the credit arrangement was $12.6 million at an interest rate of 9.5%. As of December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest income recorded by ICH related to such advances to IMH was approximately $68,000.

  In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. During 1997, the largest aggregate amount outstanding under the credit arrangement was $15.0 million at an interest rate of 9.5%. As of December 31, 1997, ICH's outstanding borrowings under the credit arrangement was $9.1 million. Interest expense recorded by ICH related to such borrowings from IMH was approximately $55,000.

  In October 1997, ICH entered into a revolving credit arrangement with IFC whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement were evidenced by an unsecured promissory note and at an interest rate and maturity determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. The largest balance outstanding under the revolving credit arrangement during the year ended December 31, 1997 was $2.0 million at an interest rate of 9.5%. The revolving credit arrangement expired in December 1997 and as of December 31, 1997 there were no amounts outstanding.

 PURCHASE OF COMMERCIAL MORTGAGES

  In February 1997, ICCC brokered ICH's purchase of $7.3 million and $10.2 million of condominium conversion loans which were financed with $16.6 million in borrowings under a warehouse lending facility provided by a subsidiary of IMH (see "--Credit Arrangements") and $900,000 in borrowings from IMH. All of condominium conversion loans were purchased from IFC and $7.3 million of such mortgage loans were originated by a company with which William D. Endresen was an affiliate. IMH owns all of the outstanding non-voting preferred stock of IFC, which represents 99% of the economic interest in IFC, and Messrs. Tomkinson, Johnson and Ashmore own 100% of the common stock of IFC representing 1% of the economic interest. As of March 1998, Messrs. Tomkinson, Ashmore and Johnson owned 100% of the common stock of IFC.

  In March 1997, ICH purchased a $10.1 million CMBSs from IFC which was financed by a promissory note with ICII of which Mr. Tomkinson is a director. In March 1997, the promissory note was repaid with cash from IMH's $15.0 million investment. Concurrently therewith, the Company repaid the $900,000 owed to IMH in connection with its purchase of condominium conversion loans.

 SALE OF RESIDUAL INTERESTS IN SECURITIZATIONS

  In March 1997, IFC sold a residual interest in securitization of $10.1 million to ICH at carrying value which approximated fair value.

RELATIONSHIPS WITH AFFILIATES

 GENERAL

  With a view toward protecting the interests of ICH's stockholders, the Bylaws of ICH provide that a majority of the Board of Directors (and at least a majority of each committee of the Board of Directors) must not be "Affiliates" of RAI, as that term is defined in the Bylaws, and that the investment policies of ICH must be reviewed annually by the Unaffiliated Directors. Such policies and restrictions thereon may be established from time to time by the Board of Directors, including a majority of the Unaffiliated Directors. In addition, any transaction between ICH and any Affiliated Person requires the affirmative vote of a majority of the Unaffiliated Directors. Moreover, approval, renewal or termination of the Management Agreement requires the affirmative vote of a majority of the Unaffiliated Directors. The Management Agreement may be terminated by ICH upon 60 days' notice. Any such termination or failure to extend by ICH without cause shall result in the payment of a termination or non-renewal fee to the Manager determined by an independent appraisal. See "--Relationships with the Manager--Management Agreement."

  Many of the affiliates of IMH, RAI and ICCC have interlocking executive positions and share common ownership. Joseph R. Tomkinson, ICH's Chairman of the Board and Chief Executive Officer, is the Chief Executive Officer and Vice Chairman of the Board of IMH, a one-third owner of RAI and an owner of 25% of the common stock of ICCC. William S. Ashmore, ICH's President and Chief Operating Officer, is the President and a Director of IMH, a one-third owner of RAI and an owner of 25% of the common stock of ICCC. Richard J. Johnson, ICH's Senior Vice President, Chief Financial Officer, Treasurer and Secretary, is Executive Vice President, Chief Financial Officer, Treasurer and Secretary of IMH, a one-third owner of RAI and a 25% owner of the common stock of ICCC. William D. Endresen, ICH's Senior Vice President, is an owner of 25% of the common stock of ICCC. Mary Glass-Schannault, ICH's Senior Vice President, is a Senior Vice President of IMH and IFC. Each of James Walsh, Frank P. Filipps and Stephan R. Peers, Directors of ICH, are Directors of IMH. In addition, since Messrs. Tomkinson, Ashmore, Johnson and Endresen own all of the outstanding shares of voting stock of ICCC, they have the right to elect all directors of ICCC and the ability to control the outcome of all matters for which the consent of the holders of the common stock of ICCC is required. Ownership of 100% of the common stock of ICCC entitles the owners thereof to an aggregate of 5% of the economic interest in ICCC.

 RELATED PARTY COST ALLOCATIONS

  The Company was charged expenses for certain services and costs that primarily include human resources, data processing, professional services and accounting functions. These expenses were primarily charged based on a pro rata allocation of certain IMH employees time spent working on Company related business, which management believes is reasonable, and included a 15% service charge which is included in the terms of the management agreement with RAI. The related party allocations for the period January 15, 1997 (commencement of operations) through December 31, 1997 totaled $981,000. Management believes the related party expenses allocated to the Company and included in its results of operations for the period from January 15, 1997 (commencement of operations) through December 31, 1997 approximate what the expenses would have been if the Company had operated as an unaffiliated entity of IMH and its affiliates.

 CREDIT ARRANGEMENTS

  ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at prime which was 8.50% at December 31, 1997. The margins on the warehouse line agreement are up to 90% of the fair market value of the collateral. Management believes that the warehouse line agreements will be sufficient to handle the Company's liquidity needs. During

1997, the highest aggregate amount outstanding under the credit arrangements was $95.7 million. As of December 31, 1997, amounts outstanding on ICCC's warehouse line with ICH were $95.7 million. Interest expense recorded by ICCC related to warehouse lines with ICH for the years ended December 31, 1997 was $2.4 million.

  On December 31, 1997, the Company financed its 50% interest, through its ownership in Dove, in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC. During 1997, the highest amount outstanding under the loan was $5.2 million. Terms of the loan are for 25 years at an adjustable rate of 9.0% with current monthly principal and interest payments of $44,000. ICCC recorded loan fees of $71,000 on the loan. See "Item 2. Properties."

  During the normal course of business, ICH may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by ICH related to short-term advances due from affiliates was $268,000 for the year ended December 31, 1997. Interest expense recorded by ICH related to short-term advances due to affiliates was $45,000 for the year ended December 31, 1997.

  During the normal course of business, ICCC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates" on ICCC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. Interest income recorded by ICCC related to short-term advances due from affiliates was $16,000 for the year ended December 31, 1997. Interest expense recorded by ICCC related to short-term advances due to affiliates was $113,000 for the year ended December 31, 1997.

 CASH AND CASH EQUIVALENTS

  As of December 31, 1997, IMH had $12.5 million of cash and cash equivalents on deposit with Southern Pacific Bank ("SPB"), formerly Southern Pacific Thrift and Loan Association, a subsidiary of ICII.

 PURCHASE OF COMMERCIAL MORTGAGES

  During 1997, ICH purchased $58.5 million of adjustable rate Commercial Mortgages from ICCC at a net premium of $111,000.

STOCK COMPENSATION EXPENSE

  Stock compensation expense of $2,697,000 represents the difference between the price at which ICH issued 300,000 shares of common stock to directors and officers of IMH and ICH on February 3, 1997 ($.01 per share) and the estimated fair value for financial reporting purposes of such shares as determined by the Company's management, as of February 3, 1997 ($9.00 per share). Fair value was based primarily on management's projection of the Company's future cash flow and net earnings, as well as the lack of liquidity of the shares at the date of issuance and the uncertainty of certain future events regarding the development of the Company's business and organization structure including, but not limited to, obtaining independent financing for the organization and purchase of Commercial Mortgages, funding and closing Commercial Loans, and developing a pipeline of future Commercial Loan originations.

  Stock compensation expense of $25,000 represents the difference between the price at which ICCC issued 500 shares of Common Stock to directors and offices of IMH and ICH on February 10, 1997, and the net book value, which the Company's management believes approximated the fair value of the 5% economic interest in ICCC purchased by the common shareholders.

OTHER TRANSACTIONS

  In April 1997, ICH, as a stand-alone entity, entered into a warehouse line agreement to provide up to $200.0 million to finance the Company's businesses. Terms of the warehouse line of credit require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, depending on the type of collateral provided by the Company. The margins on the warehouse line agreement are based on the type of mortgage collateral used and generally range from 85% to 88% of the fair market value of the collateral. The warehouse line agreement was guaranteed by IMH until the closing of the IPO.

  Thomas J. Poletti, a Director of ICH, is a partner in the law firm Freshman, Marantz, Orlanski, Cooper & Klein, which is counsel to the Company and IMH. Mr. Poletti owns 12,000 shares of the Company's Common Stock and options to purchase 10,000 shares of Common Stock.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Financial Statements included in the Form 10-K are:

                        IMPAC COMMERCIAL HOLDINGS, INC.

Consolidated Balance Sheet at December 31, 1997
Consolidated Statement of Operations for the period from January 15, 1997
 (commencement of operations) to December 31, 1997;
Consolidated Statement of Changes in Stockholders' Equity for the period from January 15, 1997 (commencement of operations) to December 31, 1997;
Consolidated Statement of Cash Flows for the period from January 15, 1997
 (commencement of operations) to December 31, 1997;
Notes to Consolidated Financial Statements

                      IMPAC COMMERCIAL CAPITAL CORPORATION

Balance Sheet at December 31, 1997;
Statements of Operations for the period from January 15, 1997
 (commencement of operations) to December 31, 1997;
Statement of Changes in Shareholders' Equity for the period from January
 15, 1997 (commencement of operations) to December 31, 1997;
Statements of Cash Flows for the period from January 15, 1997
 (commencement of operations) to December 31, 1997;
Notes to Financial Statements

  All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the financial statements and related notes or otherwise in the Form 10-K.

  (b) Reports on Form 8-K

  No Current Reports on Form 8-K were filed during the fourth quarter of 1997.

  (c) Exhibits

   EXHIBIT
   NUMBER
   -------
    3.1+   Charter of the Registrant.
    3.2+   Bylaws of the Registrant.
    4.1+   Form of Stock Certificate of the Company.
   10.1+   Form of Management Agreement among the Registrant and RAI Advisors,
           LLC.
   10.2+   Form of Submanagement Agreement among RAI Advisors, LLC, Impac
           Mortgage Holdings, Inc. and Impac Funding Corporation.
   10.3+   1997 Stock Option and Awards Plan.
   10.4    Lease dated December 8, 1997, among the Registrant, Impac Commercial
           Capital Corporation and The Irvine Company.
   10.5+   Form of Contribution Agreement among the Registrant, Impac Mortgage
           Holdings, Inc., and Impac Commercial Capital Corporation.

   10.6+ Form of Non-Competition Agreement among the Registrant, Impac Mortgage
         Holdings, Inc., Impac Commercial Capital Corporation and Impac Funding
         Corporation.
   10.7+ Form of Right of First Refusal Agreement between the Registrant, RAI
         Advisors, LLC, Impac Mortgage Holdings, Inc., Impac Commercial Capital
         Corporation, and Impac Funding Corporation.
   10.8+ Servicing Agreement between the Registrant and Impac Commercial
         Capital Corporation.
   21    Subsidiaries of the Registrant.
   24.1  Power of Attorney (Included on Signature Page).
   27    Financial Data Schedule.

--------
 + Incorporated by reference to, and all such exhibits have the corresponding
   Exhibit Number filed as part of the Registration Statement on Form S-11, as amended (File No. 333-25423) filed with the Securities and Exchange Commission on April 18, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on the 2nd day of April, 1998.

                                          IMPAC COMMERCIAL HOLDINGS, INC.

                                                /s/ Joseph R. Tomkinson
                                          By: _________________________________
                                                    Joseph R. Tomkinson
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  We, the undersigned directors and officers of Impac Commercial Holdings, Inc., do hereby constitute and appoint Joseph R. Tomkinson and Richard J. Johnson, or either of them, our true and lawful attorneys and agents, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents, or either of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1933, as amended, and any rules, regulations, and requirements of the Securities and Exchange Commission, in connection with this report, including specifically, but without limitation, power and authority to sign for us or any of us in our names and in the capacities indicated below, any and all amendments to this report; and we do hereby ratify and confirm all that the said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1933, THIS REGISTRATION STATEMENT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

    /s/ Joseph R. Tomkinson          Chairman of the Board and      April 2, 1998
____________________________________  Chief Executive Officer
        Joseph R. Tomkinson           (Principal Executive
                                      Officer)

     /s/ Richard J. Johnson          Chief Financial Officer        April 2, 1998
____________________________________  (Principal Financial and
         Richard J. Johnson           Accounting Officer)

        /s/ James Walsh              Director                       April 2, 1998
____________________________________
            James Walsh

      /s/ Frank P. Filipps           Director                       April 2, 1998
____________________________________
          Frank P. Filipps

      /s/ Stephan R. Peers           Director                       April 2, 1998
____________________________________
          Stephan R. Peers

     /s/ Thomas J. Poletti           Director                       April 2, 1998
____________________________________
         Thomas J. Poletti

      /s/ Timothy R. Busch           Director                       April 2, 1998
____________________________________
          Timothy R. Busch
