Form 10-Q
period 1998-03-31
IMPAC COMMERCIAL HOLDINGS INC
filed 1998-05-14
CIK 1036615

Securities and Exchange Commission
                               Washington, D.C. 20549

                                      Form 10-Q


[X] Quarterly  Report  pursuant to Section 13 or 15(d) of the  Securities
    Exchange Act of 1934.  For the quarterly  period ended March 31, 1998 or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the transition period from _______________ to _____________

                           Commission File Number: 0-13091

                            Impac Commercial Holdings, Inc.
                   (Exact name of registrant as specified in its charter)

                  Maryland                             33-0745075
      (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification No.)

             20371 Irvine Avenue
        Santa Ana Heights, California                    92707
  (Address of Principal Executive Offices)             (Zip Code)


   Registrant's telephone number, including area code: (714) 556-0122

    Securities  registered  pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
       Title of each class                 Which registered
------------------------------------   -------------------------------------
  Common Stock $0.01 par value              American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On May 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $98.4 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock and Class A Common Stock outstanding as of May 11, 1998 was 7,344,789 and 674,211, respectively.



            Documents incorporated by reference: None

                           IMPAC COMMERCIAL HOLDINGS, INC.

                           1998 FORM 10-Q QUARTERLY REPORT

                                 TABLE OF CONTENTS



                          PART I. FINANCIAL INFORMATION

    Item 1    CONSOLIDATED FINANCIAL STATEMENTS - IMPAC COMMERCIAL


                                                                                                               Page #
                                                                                                               ------
             HOLDINGS, INC.

             Consolidated Balance Sheets, March 31, 1998 and December 31, 1997                                      3

             Consolidated Statements of Operations, Three-Months Ended March 31, 1998 and
             For the Period from January 15, 1997 (commencement of operations) through March 31, 1997               4

             Consolidated Statements of Cash Flows, Three-Months Ended March 31,
              1998 and For the period from January 15, 1997
              (commencement of operations) through March 31, 1997                                                   5

             Selected Notes to Consolidated Financial Statements                                                    6

   Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS                                                                                 11

   Item 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                            15

                           PART II. OTHER INFORMATION

   Item 1    LEGAL PROCEEDINGS                                                                                     15

  Item 2-3   NOT APPLICABLE                                                                                        15

   Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                   15

   Item 5    OTHER INFORMATION                                                                                     15

   Item 6    EXHIBITS AND REPORTS ON FORM 8-K                                                                      15

             SIGNATURES                                                                                            16









                                           PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                  (dollars in thousands, except per share data)


                                                                                           March 31, 1998     December 31, 1997
                                                                                         ------------------ --------------------

                                         ASSETS
Cash and cash equivalents............................................................... $          22,962  $            15,908
Investment securities available-for-sale................................................            18,229               19,353
Residual interest in securitizations, held-for-trading..................................            10,202                9,936
Loan receivables:
     Finance receivables................................................................           205,545               95,711
     Commercial Mortgages held-for-investment...........................................            57,861               62,790
     CMO collateral.....................................................................             4,018                4,255
     Allowance for loan losses..........................................................              (612)                (564)
                                                                                         ------------------ --------------------
          Net loan receivables..........................................................           266,812              162,192
Due from affiliates.....................................................................            27,876                1,592
Premises and equipment, net.............................................................             3,876                3,857
Investment in Impac Commercial Capital Corporation......................................             3,728                4,182
Accrued interest receivable.............................................................             1,667                1,361
Other assets............................................................................               437                  458
                                                                                         ------------------ --------------------
                                                                                         $         355,789  $           218,839
                                                                                         ================== ====================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse line agreements............................................................... $         229,762  $            90,374
Reverse repurchase agreements...........................................................             9,447                9,841
Due to affiliates.......................................................................             7,369                8,067
CMO borrowings..........................................................................             3,946                4,176
Other liabilities.......................................................................               276                3,139
                                                                                         ------------------ --------------------
          Total liabilities.............................................................           250,800              115,597
                                                                                         ------------------ --------------------

Stockholders' Equity:
   Preferred Stock; $.01 par value; 6,000,000 shares authorized; no shares
    issued and outstanding at March 31, 1998  (unaudited) and December 31, 1997                         --                   --
   Convertible Class A Preferred Stock; $.01 par value;  4,000,000 shares authorized; no shares issued and outstanding at March 31, 1998 (unaudited)
    and December 31, 1997                                                                               --                   --
   Common Stock; $.01 par value; 46,000,000 shares authorized; 7,344,789 shares
    issued and outstanding at March 31, 1998 (unaudited) and December 31, 1997                          73                   73
   Class A Common Stock; $.01 par value; 4,000,000 shares authorized; 674,211 shares issued and outstanding at March 31, 1998 (unaudited) and December 31,
    1997                                                                                                 7                    7
   Additional paid-in-capital..........................................................            104,761              104,761
   Investment securities valuation allowance...........................................               (590)                (160)
   Cumulative dividends declared.......................................................             (4,250)              (4,250)
   Retained earnings...................................................................              4,988                2,811
                                                                                         ------------------ --------------------
          Total stockholders' equity...................................................            104,989              103,242
                                                                                         ------------------ --------------------
Subsequent events
                                                                                         $         355,789  $           218,839
                                                                                         ================== ====================

              See  accompanying  notes  to  consolidated  financial statements.


                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except earnings per share data)


                                                                                                           For the period from
                                                                                                            January 15, 1997
                                                                                      For the Three         (commencement of
                                                                                      Months ended         operations) through
                                                                                     March 31, 1998          March 31, 1997
                                                                                 ---------------------- -----------------------

Revenues:
   Interest income..............................................................$                 5,774  $                 366
   Equity in net loss of Impac Commercial Capital Corp..........................                   (454)                    --
   Rental and other income......................................................                    109                     --
                                                                                ------------------------ ----------------------
                                                                                                  5,429                    366
                                                                                ------------------------ ----------------------

Expenses:
   Interest expense on warehouse line and reverse repurchase agreements.........                  2,177                     --
   Interest expense on other borrowings.........................................                    539                    129
   Interest expense on borrowings from Impac Warehouse Lending Group............                     --                    150
   General and administrative and other.........................................                    190                      3
   Management advisory fees.....................................................                    162                     --
   Professional services........................................................                    136                     60
   Provision for loan losses....................................................                     48                     13
   Stock compensation expense...................................................                     --                  2,697
                                                                                ------------------------ ----------------------
                                                                                                  3,252                  3,052
                                                                                ------------------------ ----------------------
Net earnings (loss).............................................................$                 2,177   $             (2,686)
                                                                                ======================== ======================
Net earnings  per share--basic..................................................$                  0.27
                                                                                ========================
Net earnings  per share--diluted................................................$                  0.27
                                                                                ========================

                  See accompanying notes to consolidated financial statements.


                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                       For the period from
                                                                                                        January 15, 1997
                                                                               For the Three            (commencement of
                                                                                Months ended           operations) through
                                                                               March 31, 1998            March 31, 1997
                                                                          ------------------------- -----------------------

Cash flows from operating activities:
   Net earnings (loss).................................................... $                 2,177    $              (2,686)
   Adjustments to reconcile net earnings (loss) to net cash
        provided by (used in) operating activities:
   Equity in net loss of Impac Commercial Capital Corporation.............                     454                       --
   Stock compensation expense.............................................                      --                    2,697
   Provision for loan losses..............................................                      48                       13
   Depreciation...........................................................                      49                       --
   Net change in accrued interest on receivables..........................                    (306)                    (128)
   Net change in other assets and liabilities.............................                     205                      109
   Net change in due from affiliates and due to affiliates................                 (26,982)                      --
                                                                          ------------------------- -----------------------

     Net cash provided by (used in) operating activities..................                 (24,355)                       5
                                                                          ------------------------- -----------------------

Cash flows from investing activities:
   Net change in Commercial Mortgages held-for-investment.................                   4,929                  (17,535)
   Net change in finance receivables......................................                (109,834)                      --
   Net change in CMO collateral...........................................                     237                       --
   Principal reductions on investment securities available-for-sale.......                     694                       --
   Purchase of residual interest in securitizations.......................                      --                  (10,098)
   Principal reductions on residual interest in securitizations...........                    (266)                      73
   Purchase of premises and equipment.....................................                     (68)                      --
                                                                          ------------------------- -----------------------

     Net cash used in investing activities................................                (104,308)                 (27,560)
                                                                          ------------------------- -----------------------

Cash flows from financing activities:
   Net change in warehouse line and reverse repurchase agreements.........                 138,994                   16,563
   Net change in other affiliated borrowings..............................                      --                      386
   Net change in CMO borrowings...........................................                    (230)                      --
   Issuance of Common Stock...............................................                      --                        6
   Issuance of promissory notes...........................................                      --                   15,000
   Dividends paid.........................................................                  (3,047)                      --
                                                                          ------------------------- -----------------------

     Net cash provided by financing activities............................                 135,717                   31,955
                                                                          ------------------------- -----------------------

Net change in cash and cash equivalents...................................                   7,054                    4,400
Cash and cash equivalents at beginning of period..........................                  15,908                       --
                                                                          ------------------------- -----------------------

Cash and cash equivalents at end of period................................ $                22,962    $               4,400
                                                                          ========================= =======================


Supplementary information:
   Interest paid.......................................................... $                 1,684    $                  --
Non-cash transactions:
   Increase in investment securities valuation allowance.................. $                   430    $                  --
   Conversion of promissory notes to ICH Preferred Stock..................                      --                   15,000



         See  accompanying  notes  to  consolidated  financial statements.

                                  IMPAC COMMERCIAL HOLDINGS, INC. and SUBSIDIARY
                                    Notes to Consolidated Financial Statements

     Unless the context otherwise requires, references herein to the "Company"' refer to Impac Commercial Holdings, Inc. (ICH), its subsidiary IMH/ICH Dove Street, LLC (Dove), and Impac Commercial Capital Corporation (ICCC), collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from Dove or ICCC. ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc. and in June 1997 ICH changed its name to IMH Commercial Holdings, Inc. By a vote of stockholders on January 28, 1998, a name change to Impac Commercial Holdings, Inc. was approved.


1.    Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The operations of ICH have been presented in the consolidated financial statements for the three months ended March 31, 1998 and for the period from January 15, 1997 (commencement of operations) through March 31, 1997 and include the financial results of ICH as a stand-alone entity, the financial results of ICH's equity interest in net loss in ICCC as a stand-alone entity, subsequent to the contribution (the Contribution), and the financial results of Dove.

     The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The results of operations of ICCC are included in the results of operations for ICH as "Equity in net loss of ICCC." Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted for gain or loss on sale over the estimated life of the loans or securities using the interest method.

     All significant intercompany balances and transactions with ICH's consolidated subsidiary (Dove) have been eliminated in consolidation. Costs and expenses of Impac Mortgage Holdings, Inc. (IMH) have been allocated to ICH in proportion to services provided, plus a 15% service charge.


2.    Summary of Business and Significant Accounting Policies

     ICH is a recently formed specialty commercial property finance company which has elected to be taxed at the corporate level as a real estate investment trust (REIT) for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level. IMH capitalized ICH with $15.0 million in cash in March 1997. As of March 31, 1998, IMH owned 719,789, or 9.8%, of ICH Common Stock and 674,211 shares, or 100%, of ICH non-voting Class A Common Stock.

     Commercial mortgage assets include mortgage loans on condominium-conversions and mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, Commercial Mortgages). The Company operates the Conduit Operations, conducted by ICCC, which originates, purchases and sells or securitizes Commercial Mortgages. The Company's Conduit Operations operates three divisions: the ConduitExpress Division, CommercialExpress Division, and the CondoSelect Division. The Company also operates the Long-Term Investment Operations which invests in mortgage loans and mortgage-backed securities
     (MBSs); to date, the Long-Term Investment Operations has invested primarily in Commercial Mortgages and mortgage-backed securities on commercial properties (CMBSs).

     Long-Term Investment Operations

     The Long-Term Investment Operations invests in mortgage loans for long-term investment and mortgage backed securities. Income is earned principally from the net interest income received by the Company on the mortgage loans, mortgage-backed securities held in its portfolio and finance receivables. Purchases of mortgage loans and mortgage-backed securities are financed with a portion of the Company's capital, as well as long-term financing through Collateralized Mortgage Obligations (CMOs) and borrowings under warehouse line agreements and reverse repurchase agreements. To date, the Long-Term Investment Operations have invested primarily in Commercial
     Mortgages and CMBSs. ICCC supports the investment objectives of ICH by selling Commercial Mortgages and CMBS to ICH at costs that are comparable to those available through investment bankers and other third parties. At March 31, 1998, the Company's mortgage loan and mortgage-backed securities portfolio consisted of $205.5 million in finance receivables, $61.9 million in Commercial Mortgages held-for-investment and CMO collateral, $18.2 million in CMBS, and $10.2 million in residual interest in securitization. For the three months ended March 31, 1998 and for the period from January 15, 1997 to December 31, 1997 (the Commencement Period), the Long-Term Investment Operations acquired $2.3 million and $58.5 million, respectively, of adjustable rate Commercial Mortgages from ICCC.

     Conduit Operations

     The  Company's   Conduit   Operations   operates   three   divisions:
     the   ConduitExpress   Division,   the CommercialExpress Division, and the
     CondoSelect Division.

       ConduitExpress Division. The Company's ConduitExpress Division offers Commercial Mortgages with a principal balance ranging from $1.5 million to $10.0 million through specified correspondents such as savings and loan associations, banks, mortgage bankers and other mortgage brokers. These Commercial Mortgages are generally for projects more substantial than those funded by the CommercialExpress Division. The ConduitExpress Division's strategic focus is to be a low cost national originator through a network of Commercial Mortgage correspondents which enables the Company to shift the high fixed costs of interfacing with the property owner to such correspondents. The marketing strategy for the ConduitExpress Division is designed to accomplish three objectives: (1) attract a geographically diverse group of correspondent loan originators, (2) establish relationships with such correspondents and facilitate their ability to offer a variety of Commercial Mortgage products designed by the ConduitExpress Division and (3) purchase Commercial Mortgages and securitize or sell such mortgages into the secondary market or to the Long-Term Investment Operations. The ConduitExpress Division originated $72.9 million and $159.2 million during the three months ended March 31, 1998 and the Commencement Period, respectively.

       CommercialExpress Division. The CommercialExpress Division markets Commercial Mortgages directly to property owners who seek Commercial Mortgages to purchase a building or refinance an existing mortgage. The CommercialExpress Division offers smaller balance (ranging from $500,000 to $1.5 million) adjustable and fixed rate Commercial Mortgages to project owners or developers for smaller properties and projects than those offered by the ConduitExpress Division. The division utilizes short-term prepayment lock-outs and prepayment penalties with these Commercial Mortgages which reduces the Company's exposure to interest rate changes and enhances the profitability of these Commercial Mortgages. The Commercial Mortgages offered by the CommercialExpress Division generally utilizes non-negotiable loan documents and limited scope third party reports which provide more efficient underwriting and closing. The CommercialExpress Division originated $48.6 million and $50.7 million during the three months ended March 31, 1998 and the Commencement Period, respectively.

     CondoSelect Division. The CondoSelect Division markets Commercial Mortgages directly to developers and project owners who have completed a condominium complex or are converting an apartment complex to a condominium complex. This Division's products allow developers and project owners to structure flexible financing on qualified condominium projects. Typical uses of the program include financing the sale of individual units, replacing existing matured loans or financing condominium acquisitions. Commercial Mortgages offered by the CondoSelect Division are typically adjustable rate mortgages with an initial balance between $3.0 million and $10.0 million. The CondoSelect Division originated $3.4 million and $23.6 million during the three months ended March 31, 1998 and the Commencement Period, respectively.

     Net Earnings per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). This statement replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any diluted effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

     Net earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. Basic and dilutive earnings per share are approximately the same for each period presented.

                        (in thousands, except per share data)


                                                                                         For the Three
                                                                                          Months ended
                                                                                         March 31, 1998
                                                                                ------------------------------

     Numerator:
          Numerator for basic earnings per share--
               Net earnings ....................................................  $                     2,177
                                                                                ------------------------------

     Denominator:
          Denominator for basic earnings per share--
             Weighted average number of common shares outstanding
               during the period................................................                        8,019
               Net effect of dilutive stock options.............................                           36
                                                                                ------------------------------

          Denominator for diluted earnings per share............................                        8,055
                                                                                ==============================

          Net earnings  per share--basic........................................  $                      0.27
                                                                                ==============================

          Net earnings per share--diluted.......................................  $                      0.27
                                                                                ==============================


     3.    Investment in Impac Commercial Capital Corporation

     The Company records its investment in ICCC using the equity method. Certain officers and directors of the Company and ICCC own all of the common stock of ICCC and are entitled to 5% of the earnings or loss of ICCC. The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. Summarized financial information for ICCC follows:



                                                  BALANCE SHEETS
                                           (dollar amounts in thousands)


                                                                                   March 31, 1998      December 31, 1997
                                                                                --------------------- ---------------------
                                          ASSETS
     Cash....................................................................... $             2,700  $             2,273
     Commercial Mortgages held-for-sale.........................................             231,720              106,654
     Due from affiliates........................................................                 837                1,538
     Premises and equipment, net................................................                 408                  381
     Other assets...............................................................               2,228                1,789
                                                                                --------------------- --------------------
                                                                                 $           237,893  $           112,635
                                                                                ===================== ====================

                           LIABILITIES AND SHAREHOLDERS' EQUITY
     Warehouse line agreements.................................................. $           223,815  $           104,219
     Due to affiliates..........................................................               7,890                  758
     Other liabilities..........................................................               2,263                3,255
                                                                                --------------------- --------------------
          Total liabilities.....................................................             233,968              108,232
                                                                                --------------------- --------------------

     Shareholders' Equity:
     Preferred stock; no par value; 50,000 shares authorized; 9,500 shares
      issued and outstanding at March 31, 1998 (unaudited) and December 31, 1997               2,875                2,875
     Common stock; no par value; 50,000 shares authorized; 500 shares issued
      and outstanding at March 31, 1998 (unaudited) and December 31, 1997.......                   1                    1
     Contributed capital........................................................                 150                  150
     Retained earnings..........................................................                 899                1,377
                                                                                --------------------- --------------------
          Total shareholders' equity............................................               3,925                4,403
                                                                                --------------------- --------------------
                                                                                 $           237,893  $           112,635
                                                                                ===================== ====================



                                             STATEMENTS OF OPERATIONS
                                           (dollar amounts in thousands)


                                                                                                       For the period from
                                                                                                         January 15, 1997
                                                                               For the Three             (commencement of
                                                                                Months ended           operations) through
                                                                               March 31, 1998             March 31, 1997
                                                                          ------------------------- ------------------------
Revenues:
     Interest income......................................................   $               2,846   $                     6
     Loan servicing and other income......................................                      84                         2
                                                                          ------------------------- -------------------------
                                                                                             2,930                         8
                                                                          ------------------------- -------------------------

Expenses:
     Interest on borrowings from ICH......................................                   2,526                        --
     Interest on other affiliated borrowings..............................                     393                         5
     General and administrative and other.................................                     353                        44
     Personnel expense....................................................                     252                        57
     Professional services................................................                     233                        63
     Stock compensation expense...........................................                      --                        25
                                                                          ------------------------- -------------------------
                                                                                             3,757                       194
                                                                          ------------------------- -------------------------

     Net loss before tax benefit..........................................                    (827)                     (186)
Income tax benefit........................................................                    (349)                       --
                                                                          ------------------------- -------------------------
     Net loss.............................................................   $                (478)   $                 (186)
                                                                          ========================= =========================


4.    Investment Securities Available-for-Sale

     The Company classifies CMBSs as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity investment and mortgage-backed securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. At March 31, 1998, the Company's investment securities available-for-sale included $6.2 million of CMBSs and $12.0 million of "interest only" securities collateralized by Commercial Mortgages. Such investments may subject the Company to credit, interest rate and/or prepayment risk.

5.    Residual Interest in Securitization

     The accompanying balance sheets include one residual interest in securitization (residual) of real estate mortgage investment conduits (REMICs) which was recorded as a result of a 1995 securitization by Imperial Credit Industries, Inc. (ICII) of commercial loans through a special purpose trust vehicle. ICII has one director who also serves on the Board of ICH. In March 1997, ICH purchased the residual from Impac Funding Corporation (IFC) for $10.1 million. IFC and ICH have estimated future cash flows from the residual utilizing assumptions that they believe are commensurate with the risk inherent in the investment and consistent with those that they believe would be utilized by an unaffiliated third-party purchaser and discounted at a rate commensurate with the risk involved. The Company has classified this residual as a held-for-trading security. Unrealized gains and losses net of related income taxes will be recognized as a reduction to current earnings. To the Company's knowledge, there is currently no active market for the purchase or sale of this residual. As of March 31, 1998, the carrying amount of the residual was $10.2 million.

6.   Allowance for Loan Losses

     The Company maintains an allowance for losses on Commercial Mortgages held for investment, collateral for CMOs and finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loans portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on mortgage loans previously charged off are credited back to the allowance. During the three months ended March 31, 1998, the Company recorded $48,000 as provision for loan losses. As of March 31, 1998, the Company's allowance for loan losses was $612,000.

7.    Subsequent events

     On April 1, 1998, the Board of Directors declared a $0.40 cash dividend payable April 24, 1998 to stockholders of record on April 9, 1998.

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS

     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21e of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other variations thereon or comparable terminology.
     General

     ICH was incorporated in the state of Maryland on February 3, 1997. ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions and mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, Commercial Mortgages). The Company operates the Long-Term Investment Operations which invests primarily in mortgage loans and mortgage-backed securities and, subsequent to ICH's initial public offering (IPO) in August 1997, engages in the Conduit Operations, ICCC, which originates, purchases and sells or securitizes Commercial Mortgages. ICCC operates three divisions: the ConduitExpress Division, the CommercialExpress Division, and the CondoSelect Division.


     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.

     Three months ended March 31, 1998 compared to the period from January 15, 1997 (commencement of operations) through March 31, 1997

         Net Earnings

         Net earnings for the three months ended March 31, 1998 increased to $2.2 million as compared to a net loss of $2.7 million for the period from January 15, 1997 (commencement of operations) through March 31, 1997 (the "March 31, 1997 Period"). The net loss for the March 31, 1997 Period was primarily the result of the issuance by ICH of stock that resulted in a one-time stock compensation expense of $2.7 million. Excluding the stock compensation expense, ICH would have earned $11,000 for the March 31, 1997 Period. The increase in net earnings was primarily attributed to an increase in net interest income earned on Commercial Mortgages, investment and residual securities, and finance receivables partially offset by an increase in management advisory fees and professional service expense. Net earnings were adversely affected by the strategic decision of the Board of Directors to boost long-term assets rather than realize current earnings from a whole loan sale. The significant increase in the Company's net earnings for the three months ended March 31, 1998 as compared to the March 31, 1997 Period is the result the Company's growth over the past 12 months as the Company had only been in operation for approximately two months as of March 31, 1997.

         Revenues

         Revenues for the three months ended March 31, 1998 increased to $5.4 million as compared to $366,000 for the March 31, 1997 Period. The increase is primarily due to an increase in interest income earned on Commercial Mortgages held-for-investment, investment securities available-for-sale, residual interests in securitizations, and finance receivables (collectively, "Commercial Mortgage Assets") partially offset by equity in net loss of ICCC of $454,000.

         Interest income for the three months ended March 31, 1998 increased to $5.8 million as compared to $366,000 for the March 31, 1997 Period. Such an increase is attributed to an increase in average Commercial Mortgage Assets to $213.2 million for the three months ended March 31, 1998 as compared to $12.1 million for the March 31, 1997 Period.

         The Company recorded equity in net loss of ICCC for the three months ended March 31, 1998 of $454,000. The Company has a 95% economic interest in ICCC through its ownership of 100% of the preferred stock of ICCC which was acquired in August 1997. As the preferred stock of ICCC was contributed to the Company in August 1997, the Company did not record any investment in or equity in net earnings or loss for the March 31, 1997 Period. For additional information on the financial results of ICCC, see "-- Results of Operations; Impac Commercial Capital Corporation."

         Expenses

         Expenses for the three months ended March 31, 1998 increased 6.6% to $3.3 million as compared to $3.1 million for the March 31, 1997 Period. The increase is primarily due an increase in interest expense on borrowings, management advisory fees and professional expenses offset by a decrease in stock compensation expense. Interest expense for the three months ended March 31, 1998 increased to $2.7 million as compared to $279,000 for the March 31, 1997 Period as average borrowings, which include warehouse line agreements, reverse repurchase agreements and CMO borrowings, increased to $144.0 million for the three months ended March 31, 1998 as compared to $9.6 million for the March 31, 1997 Period. Management advisory fees increased to $162,000 for the three months ended March 31, 1998 as compared to zero for the March 31, 1997 Period. The Company incurs management advisory fee expense pursuant to the management agreement with RAI. The Company did not record a management advisory fee for the March 31, 1997 Period as the Company's operations were in a formative stage, and thus, the return on equity was less than the hurdle rate (average Ten year U.S. Treasury rate plus 2%). Professional expenses increased 127% to $136,000 for the three months ended March 31, 1998 as compared to $60,000 for the March 31, 1997 Period. The Company records professional expenses primarily as a result of legal services and various services provided by IFC including technology, management information and accounting services. Stock compensation expense decreased as the Company incurred a one-time charge of $2.7 million in the March 31, 1997 Period as a result of the Company issuance of founder's stock.

     RESULTS OF OPERATIONS; IMPAC COMMERCIAL CAPITAL CORPORATION

     Three Months Ended March 31, 1998 Compared to the period from January 15, 1997 (commencement of operations) through March 31, 1997

         Net Earnings

         Net loss increased to $478,000 for the three months ended March 31, 1998 as compared to $186,000 for the March 31, 1997 Period. The net loss for the three months ended March 31, 1998 was primarily due to net interest expense from Commercial Mortgages held-for-sale as well as general and administrative and other expense. The net loss for the March 31, 1997 Period was primarily due to general and administrative expenses incurred during the Company's formative stage.

         Revenues

         Revenues for the three months ended March 31, 1998 increased to $2.9 million as compared to $8,000 for the March 31, 1997 Period primarily attributed to the increase in average Commercial Mortgages held-for-sale to $137.3 million as compared to zero for the March 31, 1997 Period.

         Expenses

         Expenses for the three months ended March 31, 1998 increased to $3.8 million as compared to $194,000 for the March 31, 1997 Period. The increase is primarily due to an increase in interest expense to $2.9 million for the three months ended March 31, 1998 as compared to $5,000 for the March 31, 1997 Period. The increase was directly related to an increase in average borrowings for the three months ended March 31, 1998 to $129.1 million as compared to $86,000 for the March 31, 1997 Period and as a result of the growth of ICCC's operations.

     Liquidity and Capital Resources

         The Company's principal liquidity requirements result from funding needs arising from the acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations, ICH, and the origination or purchase of Commercial Mortgages held-for-sale by the Conduit Operations, ICCC. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the
     Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

         Prior to the IPO, the Long-Term Investment Operations was funded by $15.0 million in investments and $900,000 in borrowings from IMH and a warehouse line agreement from a third party lender. ICCC was funded by affiliated borrowings and by $500,000 from the issuance of preferred stock. Subsequent to the IPO, the Long-Term Investment Operations and the Conduit Operations were funded through borrowings from warehouse line agreements and reverse repurchase agreements, borrowings from affiliated companies, sales of Commercial Mortgages and proceeds from the issuance of capital stock.

         ICH, as a stand-alone entity, entered into committed warehouse line agreements with two investment banks, one of which expires in May 1998 and one of which expires in February 1999 (unless terminated earlier), which provide up to an aggregate of $500.0 million to finance ICH's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over one-month LIBOR, plus a certain margin depending on the type of collateral provided by the Company. The margins on the warehouse line agreements are based on the type of mortgage collateral used and the loan amounts generally range from 85% to 92% of the fair market value of the collateral. Management believes that the warehouse line agreements will be sufficient to handle the Company's liquidity needs. As of March 31, 1998, $229.8 million was outstanding on warehouse line agreements.

         ICH has entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the loans are based on one-month LIBOR plus a margin depending on the type of collateral. As of March 31, 1998, amounts outstanding on the reverse repurchase agreements were $9.4 million.

         In August 1997, the Company raised net proceeds of $88.2 million (after underwriting discounts and before offering expenses) from its IPO as stockholders purchased 6,325,000 shares of common stock at a price of $15.00 per share. Underwriting discount and commissions were $6.6 million and the total expenses were approximately $1.2 million.

          In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of March 31, 1998 and December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest income recorded by ICH for the three months ended March 31, 1998 and the Commencement Period related to such advances to IMH was approximately $55,000 and $68,000, respectively.

         In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expires on August 8, 1998. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. As of March 31, 1998 and December 31, 1997, ICH's outstanding borrowings under the credit arrangement was none and $9.1 million, respectively. Interest expense recorded by ICH related to such borrowings from IMH for the three months ended March 31, 1998 and the Commencement Period was approximately $43,000 and $55,000, respectively.

         ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at prime which was 8.50% at March 31, 1998. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral. Management believes that the warehouse line agreements will be sufficient to handle the Company's liquidity needs. As of March 31, 1998 and December 31,1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $205.5 million and $95.7 million, respectively.

         ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate. As of March 31, 1998 and December 31,1997, outstanding amounts on the warehouse line agreement was $18.3 million and $8.5 million, respectively.

         During the three months ended March 31, 1998 and the period from January 15, 1997 (commencement of operations) through December 31, 1997, ICCC sold none and $73.4 million, respectively, to third party investors and sold $2.3 million and $58.4 million, respectively, in principal balance of Commercial Mortgages to ICH.

         For the three months ended March 31, 1998 and the March 31, 1997 Period, net cash provided by (used in) operating activities was ($24.4) million and $5,000, respectively. Net cash used in operating activities for the three months ended March 31, 1998 was primarily the result of a net increase in due from affiliates and due to affiliates balances of $27.0 million partially offset by a net change in other assets and liabilities of $205,000. Net cash provided by operating activities for the March 31, 1997 Period was primarily affected by $2.7 million in stock compensation expense related to the issuance of 300,000 shares of ICH Common Stock.

         For the three months ended March 31, 1998 and the March 31, 1997 Period, net cash used in operating activities was $104.3 million and $27.6 million, respectively. Net cash used in investing activities for the three months ended March 31, 1998 was primarily the result of a net increase in finance receivables of $109.8 million. Net cash used in investing activities for the March 31, 1997 Period was primarily affected by the purchase of $17.5 million in Commercial Mortgages held-for-investment and $10.1 million in residual interest in securitization.

         For the three months ended March 31, 1998 and the March 31, 1997 Period, net cash provided by financing activities was $135.7 million and $32.0 million, respectively. Net cash provided by financing activities for the three months ended March 31, 1998 was primarily the result of an increase in net borrowings on warehouse line and reverse repurchase agreements of $139.0 million which was partially offset by dividends paid of $3.0 million. Net cash provided by financing activities for the March 31, 1997 Period was primarily the result of an increase in net borrowings on warehouse line and reverse repurchase agreements of $16.6 million and the issuance of promissory notes of $15.0 million.

     Inflation

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during period of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected.

     ITEM  3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable
                                               PART II. OTHER INFORMATION

     ITEM 1:  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

     ITEM 2- 3: NOT APPLICABLE

      ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 27,1998, the Company held a special meeting of stockholders. Of the total number of shares eligible to vote (7,344,789), 6,839,899 votes were returned, or 93%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - To approve an amendment to the Charter changing the corporate name from "IMH Commercial Holdings, Inc." to "Impac Commercial Holdings, Inc."

     The results of voting on these proposals were as follows:

  Proposal I was approved with 6,754,498 shares voted for, 34,112 voted against, and 51,289 abstained from voting thereby ratifying the change of corporate name from "IMH Commercial Holdings, Inc." to "Impac Commercial Holdings, Inc."


     ITEM 5:    OTHER INFORMATION

       None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


                      (a)  27 Financial Data Schedule

                      (b) Reports on Form 8-K:

                             ICH filed a Current Report on Form 8-K, dated January 28, 1998, on February 11, 1998 and an amendment to the Form 8-K on February 12, 1998 reporting Item 5 with regards to ICH's name change and
     Item 7 filing the amendment to ICH's charter.

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPAC COMMERCIAL HOLDINGS, INC.




-----------------------------------
By:  /s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date: May 13, 1998