Form 10-Q
period 1998-06-30
IMPAC COMMERCIAL HOLDINGS INC
filed 1998-08-13
CIK 1036615

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended June 30, 1998

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from _______________ to ______________

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

                                                   Name of each exchange on
                  Title of each class                 Which registered
    ---------------------------------------- -----------------------------------
           Common Stock $0.01 par value             American Stock Exchange


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On August 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $115.8 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock and Class A Common Stock outstanding as of August 11, 1998 was 9,562,084 and 456,916, respectively.



                    Documents incorporated by reference: None

                         IMPAC COMMERCIAL HOLDINGS, INC.

                         1998 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

   Item 1.   CONSOLIDATED FINANCIAL STATEMENTS - IMPAC COMMERCIAL                                              Page #
             HOLDINGS, INC.

             Consolidated Balance Sheets, June 30, 1998 and December 31, 1997                                        3

             Consolidated Statements of Operations, For the Three Months Ended June 30, 1998 and 1997
             and For the Six Months Ended June 30, 1998 and For the Period from January 15, 1997
             (commencement of operations) through June 30, 1997                                                      4

             Consolidated Statements of Cash Flows, For the Six Months Ended June 30, 1998 and
             For the Period from January 15, 1997 (commencement of operations) through June 30, 1997                 5

             Notes to Consolidated Financial Statements                                                              6

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                        11
             RESULTS OF OPERATIONS

   Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                             16

                           PART II. OTHER INFORMATION

   Item 1.   LEGAL PROCEEDINGS                                                                                      17

   Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                                              17

   Item 3.   DEFAULTS UPON SENIOR SECURITIES                                                                        17

   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                    17

   Item 5.   OTHER INFORMATION                                                                                      17

   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                       17

             SIGNATURES                                                                                             18




                          PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                              June 30,          December 31,
                                                                                                1998                1997
                                                                                         -----------------   ------------------

                                         ASSETS
Cash and cash equivalents                                                                $         12,957   $           15,908
Investment securities available-for-sale                                                           17,895               19,353
Residual interest in securitizations, held-for-trading                                             10,322                9,936
Loan receivables:
     Commercial Mortgages held-for-investment                                                     367,341               62,790
     Finance receivables                                                                           71,669               95,711
     CMO collateral                                                                                11,019                4,255
     Allowance for loan losses                                                                       (682)                (564)
                                                                                         -----------------  -------------------
          Net loan receivables                                                                    449,347              162,192
Due from affiliates                                                                                13,186                1,592
Premises and equipment, net                                                                         8,051                3,857
Investment in Impac Commercial Capital Corporation                                                  3,306                4,182
Accrued interest receivable                                                                           770                1,361
Other assets                                                                                        6,247                  458
                                                                                         -----------------  -------------------
                                                                                         $        522,081   $          218,839
                                                                                         =================  ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Warehouse line agreements                                                                $        361,434   $           90,374
CMO borrowings                                                                                     10,726                4,176
Reverse repurchase agreements                                                                       6,929                9,841
Due to affiliates                                                                                   5,231                8,067
Other liabilities                                                                                   8,332                3,139
                                                                                         -----------------  -------------------
          Total liabilities                                                                       392,652              115,597

Stockholders' Equity:
Preferred Stock; $.01 par value; 10,000,000 shares authorized; no shares
   issued and outstanding at June 30, 1998 and December 31, 1997                                       --                   --
Common Stock; $.01 par value; 46,000,000 shares authorized; 9,562,084 and 7,344,789
   shares issued and outstanding at June 30, 1998 and December 31, 1997                                96                   73
Class A Common Stock; $.01 par value; 4,000,000 shares authorized; 456,916 and
   674,211 shares issued and outstanding at June 30, 1998  and December 31, 1997                        5                    7
Additional paid-in-capital                                                                        133,128              104,761
Accumulated other comprehensive loss                                                                 (394)                (160)
Cumulative dividends declared                                                                     (11,066)              (4,250)
Retained earnings                                                                                   7,660                2,811
                                                                                         -----------------  -------------------
          Total stockholders' equity                                                              129,429              103,242
                                                                                         -----------------  -------------------
                                                                                         $        522,081   $          218,839
                                                                                         =================  ===================





                  See accompanying notes to consolidated  financial statements.


                              IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                        (dollars in thousands, except earnings per share data)


                                                                                                               For the period
                                                                                                                from January
                                                                                                              January 15, 1997
                                                                                                               (commencement)
                                                         For the Three     For the Three     For the Six        of operations)
                                                         Months Ended       Months Ended     Months Ended          Through
                                                            June 30,          June 30,          June 30,           June 30,
                                                              1998              1997              1998               1997
                                                       ----------------  ----------------  ---------------  -------------------
Revenues:
    Interest income                                    $        8,704    $          986    $      14,478    $          1,353
    Equity in net loss of Impac Commercial
     Capital Corporation                                         (423)                -             (876)                  -
    Rental and other income                                       318                 -              426                   -
                                                       ----------------  ----------------  ---------------  ------------------
                                                                8,599               986           14,028               1,353
                                                       ----------------  ----------------  ---------------  ------------------


Expenses:
   Interest expense on warehouse line and
      reverse repurchase agreements                             4,716               297            7,035                 371
   Interest expense on other borrowings                           349                 6              746                  91
   Interest expense on borrowings from
      Impac Warehouse Lending Group                                 -               220                -                 340
   Provision for loan losses                                       69                20              118                  33
   General and administrative and other expense                   430                 5              620                   9
   Management advisory fees                                       217                 -              379                   -
   Professional services                                          145               119              281                 179
   Stock compensation expense                                       -                 -                -               2,697
                                                       ----------------  ----------------  ---------------  ------------------
                                                                5,926               667            9,179               3,720
                                                       ----------------  ----------------  ---------------  ------------------
Net earnings (loss)                                    $        2,673    $          319    $       4,849    $         (2,367)
                                                       ================  ================  ===============  ==================

Weighted average shares outstanding - basic                     8,111                (1)           8,066                  (1)
                                                       ================                    ===============
Weighted average shares outstanding - diluted                   8,122                (1)           8,089                  (1)
                                                       ================                    ===============
Net earnings  per share--basic and diluted             $         0.33                (1)   $        0.60                  (1)
                                                       ================                    ===============



(1)   Earnings per share and weighted average shares for periods prior to ICH's initial public offering on August 8,
      1997 are not shown.



                    See accompanying notes to consolidated financial statements.


                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                       For the period from
                                                                                                        January 15, 1997
                                                                                For the Six             (commencement of
                                                                                Months ended           operations) through
                                                                               June 30, 1998              June 30, 1997
                                                                          ------------------------- -----------------------

Cash flows from operating activities:
   Net earnings (loss)                                                     $                 4,849   $              (2,367)
   Adjustments to reconcile net earnings (loss) to net cash
        (used in) provided by operating activities:
   Equity in net loss of Impac Commercial Capital Corporation                                  876                      --
   Stock compensation expense                                                                   --                   2,697
   Provision for loan losses                                                                   118                      33
   Depreciation                                                                                201                      --
   Net change in accrued interest on receivables                                               591                    (249)
   Net change in other assets and liabilities                                               (5,095)                 (1,058)
   Net change in due from affiliates and due to affiliates                                 (14,430)                     --
                                                                          ------------------------- -----------------------
     Net cash (used in) provided by operating activities                                   (12,890)                   (944)
                                                                          ------------------------- -----------------------
Cash flows from investing activities:
   Net change in Commercial Mortgages held-for-investment                                 (304,551)                (17,380)
   Net change in finance receivables                                                        24,042                 (31,169)
   Net change in CMO collateral                                                             (6,764)                     --
   Principal reductions on investment securities available-for-sale                          1,224                      --
   Purchase of residual interest in securitizations                                             --                 (10,098)
   Principal reductions on residual interest in securitizations                               (386)                     99
   Purchase of premises and equipment                                                         (457)                     --
                                                                          ------------------------- -----------------------
     Net cash used in investing activities                                                (286,892)                (58,548)
                                                                          ------------------------- -----------------------
Cash flows from financing activities:
   Net change in warehouse line and reverse repurchase agreements                          268,148                  37,863
   Net change in other affiliated borrowings                                                    --                  16,309
   Net change in CMO borrowings                                                              6,550                      --
   Issuance of Common Stock                                                                 28,388                       6
   Issuance of promissory notes                                                                 --                  15,000
   Dividends paid                                                                           (6,255)                     --
                                                                          ------------------------- -----------------------
     Net cash provided by financing activities                                             296,831                  69,178
                                                                          ------------------------- -----------------------
Net change in cash and cash equivalents                                                     (2,951)                  9,686
Cash and cash equivalents at beginning of period                                            15,908                      --
                                                                          ------------------------- -----------------------

Cash and cash equivalents at end of period                                $                 12,957  $                9,686
                                                                          ========================= =======================
Supplementary information:
   Interest paid                                                          $                  6,976  $                   --

Non-cash transactions:
   Increase in accumulated other comprehensive loss                       $                    234  $                   --
   Conversion of promissory notes to ICH Preferred stock                  $                     --  $               15,000
   Dividends declared and unpaid                                          $                  3,609  $                   --





              See accompanying notes to consolidated  financial statements.


                 IMPAC COMMERCIAL HOLDINGS, INC. and SUBSIDIARY
                   Notes to Consolidated Financial Statements


     Unless the context otherwise requires, references herein to the "Company"' refer to Impac Commercial Holdings, Inc. (ICH) and its subsidiaries IMH/ICH Dove Street, LLC (Dove) and Impac Commercial Capital Corporation (ICCC), collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from Dove or ICCC. ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc. and in June 1997 ICH changed its name to IMH Commercial Holdings, Inc. By a vote of stockholders on January 28, 1998, a name change to Impac Commercial Holdings, Inc. was approved.

     1. Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The operations of ICH have been presented in the consolidated financial statements for the three months ended June 30, 1998 and 1997 and for the six months ended June 30, 1998 and for the period from January 15, 1997 (commencement of operations) through June 30, 1997 (Commencement Period) and include the financial results of ICH as a stand-alone entity, the financial results of ICH's equity interest in net loss in ICCC as a stand-alone entity, subsequent to ICH's initial public offering (IPO) on August 8, 1997, and the financial results of Dove.

     The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The results of operations of ICCC are included in the results of operations for ICH as "Equity in net loss of ICCC." Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted over the estimated life of the loans or securities using the interest method.

     2. Organization

     ICH is a recently formed specialty commercial property finance company which has elected to be taxed at the corporate level as a real estate investment trust (REIT) for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level provided that the company distributes 95% of its taxable income to stockholders. Impac Mortgage Holdings, Inc. (IMH) capitalized ICH with $15.0 million in cash in March 1997. As of June 30, 1998, IMH owned 937,084, or 9.8%, of ICH voting Common Stock and 456,916 shares, or 100%, of ICH non-voting Class A Common Stock.

     3. Summary of Significant Accounting Policies

     Method of Accounting

     The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     New Accounting Statements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the financial statements. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income (such as gains or losses on certain investments in debt and equity securities classified as available-for-sale), be shown in the financial statements as adjustments to reported net earnings to arrive at a disclosure of comprehensive income. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share.

     The following table represents comprehensive income (in thousands):

                                                                                                        For the
                                                                                                       period from
                                                                                                    January 15, 1997
                                                                                   For the Six       (commencement
                                                      For the Three Months         Months Ended       of operations)
                                                          Ended June 30,             June 30,        through June 30,
                                                     1998              1997            1998              1997
                                               ---------------- --------------  -----------------  ------------------


Net earnings                                   $         2,673  $          319  $         4,849    $         (2,367)
Accumulated other comprehensive loss                       196               -             (234)                 -
                                               ---------------  ==============  ================   ==================
     Comprehensive income                      $         2,869  $          319  $         4,615    $         (2,367)
                                               ===============  ==============  ================   ==================


      In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated.

     In June 1998, the (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

     4. Net Earnings per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share". SFAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the period. Dilutive net earnings per share are computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period.

     The following tables represent the computation of basic and diluted earnings per share for the three and six months ended June 30, 1998 (in thousands, except per share data):



                                                                                               For the Three
                                                                                                Months Ended
                                                                                               June 30, 1998
                                                                                          -------------------------

         Numerator:
              Numerator for basic earnings per share--
                   Net earnings                                                           $                  2,673
                                                                                          -------------------------

         Denominator:
              Denominator for basic earnings per share--
                 Weighted average number of common shares
                    outstanding during the period                                                            8,111
                 Net effect of dilutive stock options                                                           11
                                                                                          -------------------------

              Denominator for diluted earnings per share                                                     8,122
                                                                                          =========================

              Net earnings per share--basic                                               $                   0.33
                                                                                          =========================

              Net earnings per share--diluted                                             $                   0.33
                                                                                          =========================



                                                                                                For the Six
                                                                                                Months Ended
                                                                                               June 30, 1998
                                                                                          -------------------------

         Numerator:
              Numerator for basic earnings per share--
                   Net earnings                                                           $                  4,849
                                                                                          -------------------------

         Denominator:
              Denominator for basic earnings per share--
                 Weighted average number of common shares
                   outstanding during the period                                                             8,066
                 Net effect of dilutive stock options                                                           23
                                                                                          -------------------------
              Denominator for diluted earnings per share                                                     8,089
                                                                                          =========================

              Net earnings per share--basic                                               $                   0.60
                                                                                          ========================

              Net earnings per share--diluted                                             $                   0.60
                                                                                          =========================


     5. Investment in Impac Commercial Capital Corporation

     The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted over the estimated life of the loans or securities using the interest method.

     The following is financial information for ICCC for the periods presented (in thousands):

                                 BALANCE SHEETS
                                                                                         June 30,           December 31,
                                                                                           1998                 1997
                                                                                    -----------------  --------------------
                                         ASSETS
     Cash                                                                           $          8,018   $             2,273
     Commercial Mortgages held-for-sale                                                       79,696               106,654
     Premises and equipment, net                                                                 654                   381
     Due from affiliates                                                                           6                 1,538
     Other assets                                                                              3,840                 1,789
                                                                                    -----------------  --------------------
                                                                                    $         92,214   $           112,635
                                                                                    =================  ====================
                          LIABILITIES AND SHAREHOLDERS' EQUITY
     Warehouse line agreements                                                      $         78,040   $           104,219
     Due to affiliates                                                                         8,178                   758
     Other liabilities                                                                         2,516                 3,255
                                                                                    -----------------  --------------------
          Total liabilities                                                                   88,734               108,232
                                                                                    -----------------  --------------------

     Shareholders' Equity:
     Preferred stock; no par value; 50,000 shares authorized; 9,500 shares issued
        and outstanding at June 30, 1998 and December 31, 1997                                 2,875                 2,875
     Common stock; no par value; 50,000 shares authorized; 500 shares issued
        and outstanding at June 30, 1998 and December 31, 1997                                     1                     1
     Contributed capital                                                                         150                   150
     Retained earnings                                                                           454                 1,377
                                                                                    -----------------  --------------------
          Total shareholders' equity                                                           3,480                 4,403
                                                                                    -----------------  --------------------

                                                                                    $         92,214   $           112,635
                                                                                    =================  ====================

                            STATEMENTS OF OPERATIONS

                                                                                                            For the period from
                                                                                                              January 15, 1997
                                                     For the Three       For the Three      For the Six       (commencement of
                                                      Months Ended        Months Ended       Months Ended   operations) through
                                                        June 30,            June 30,           June 30,           June 30,
                                                          1998               1997               1998                1997
                                                    -----------------  ------------------  ---------------   -------------------
Revenues:
   Interest income                                  $         3,357     $          225      $      6,203      $           231
   Loan servicing income                                         11                 18                29                   20
   Other income                                                 252                 19               318                   19
                                                    ------------------  ------------------  ----------------  -------------------
                                                              3,620                262             6,550                  270
                                                    ------------------  ------------------  ----------------  -------------------
Expenses:
   Interest expense on warehouse line
      and reverse repurchase agreements                       3,453                204             6,171                  204
   Interest on borrowings from affiliates                       168                  6               369                   11
   General, administrative and other expense                    627                203             1,232                  329
   Professiona1 services                                        142                116               375                  179
   Provision for repurchases                                      -                 21                 -                   21
                                                    ------------------  ------------------  ----------------  -------------------
                                                              4,390                550             8,147                  744
                                                    ------------------  ------------------  ----------------  -------------------
Loss before income tax benefit                                 (770)              (288)           (1,597)                (474)

Income tax benefit                                             (325)              (198)             (674)                (198)
                                                    ----------------    ------------------  ----------------  -------------------
   Net loss                                         $          (445)     $         (90)     $       (923)     $          (276)
                                                    ==================  ==================  ================  ===================

     6. Stockholders' Equity

     The Company completed a secondary common stock offering, which closed in June 1998. The Company raised additional capital of $29.1 million, net of underwriting discounts and before other expenses, as stockholders purchased 2,000,000 shares of common stock at a price of $15.3125 per share.

     On June 8, 1998, the Company declared a second quarter dividend of $3.6 million, or $0.45 per share. This dividend was paid on July 15, 1998 to stockholders of record on June 19, 1998. On April 1, 1998, the Company declared a first quarter dividend of $3.2 million, or $0.40 per share. This dividend was paid on April 24, 1998 to stockholders of record on April 9, 1998.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other variations thereon or comparable terminology.

     GENERAL

     ICH was incorporated in the state of Maryland on February 3, 1997. ICH was formed to seek opportunities in the commercial mortgage market. Commercial mortgage assets include mortgage loans on condominium-conversions and mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations which invests primarily in mortgage loans and mortgage-backed securities ("MBSs"). To date, the Long-Term Investment Operations has invested primarily in Commercial Mortgages and mortgage-backed securities on commercial properties ("CMBSs"). The Company also engages in the Conduit Operations, ICCC, which originates, purchases and sells or securitizes Commercial Mortgages. ICCC operates three divisions: the ConduitExpress Division, the CommercialExpress Division and the CondoSelect Division.

     BUSINESS OPERATIONS

     Long-Term Investment Operations:

     During the six months ended June 30, 1998, the Long-Term Investment Operations, conducted by ICH, acquired $325.6 million of Commercial Mortgages as compared to $17.5 million of Commercial Mortgages acquired during the Commencement Period. Commercial Mortgages purchased from ICCC during the first six months of 1998 consisted of $308.6 million of fixed-rate mortgages ("FRMs") and $19.8 million of adjustable-rate mortgages ("ARMs") secured by first liens on commercial property. Commercial Mortgages purchased from ICCC during the first six months of 1998 consisted of $206.1 million of ConduitExpress loans, $109.6 million of CommercialExpress loans and $12.7 million of CondoSelect loans. As of June 30, 1998, the Long-Term Investment Operations portfolio of mortgage loans consisted of $367.3 million of Commercial Mortgages held-for-investment and $11.0 million of mortgage loans held as collateral for Collateralized Mortgage Obligations ("CMOs") of which 17.6% were FRMs and 82.4% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of Commercial Mortgages was 8.14% at June 30, 1998. The delinquency rate of Commercial Mortgages in the long-term investment portfolio was zero at June 30, 1998. In addition, the Long-Term Investment Operations had outstanding finance receivables of $71.7 million, investment securities available-for sale of $17.9 million and residual interest in securitizations of $10.3 million at June 30, 1998.

     Conduit Operations:

     The Conduit Operations, conducted by ICCC, supports the Long-Term Investment Operations of the Company by supplying ICH with Commercial Mortgages for its long-term investment portfolio. In acting as the mortgage conduit for the Company, ICCC originated $181.9 million of ConduitExpress loans during the first six months of 1998 as compared to $24.1 million during the Commencement Period. The CommercialExpress Division originated $106.3 million during the first six months of 1998 as compared to $1.9 million during the Commencement Period. The CondoSelect Division originated $12.7 million during the first six months of 1998 and none during the Commencement Period. ICCC's servicing portfolio increased 766% to $452.8 million as of June 30, 1998 as compared to $52.3 million as of June 30, 1997. The loan delinquency rate of Commercial Mortgages in ICCC's servicing portfolio was zero at June 30, 1998.

     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
     THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     Net Earnings

     Net earnings for the three months ended June 30, 1998 increased to $2.7 million as compared $319,000 for the three months ended June 30, 1997. The increase in net earnings was primarily attributed to an increase in net interest income earned on Commercial Mortgages, investment and residual securities, and finance receivables partially offset by an increase in general and administrative expenses and management advisory fees. The significant increase in the Company's net earnings for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997 is due to the Company's growth over the past 12 months.

     Revenues

     Revenues for the three months ended June 30, 1998 increased to $8.6 million as compared to $986,000 for the three months ended June 30, 1997. The increase is primarily due to an increase in interest income earned on Commercial Mortgages held-for-investment, investment securities available-for-sale, residual interests in securitizations, CMO collateral, and finance receivables (collectively, "Commercial Mortgage Assets") partially offset by equity in net loss of ICCC of $423,000.

     Interest income for the three months ended June 30, 1998 increased to $8.7 million as compared to $986,000 for the three months ended June 30, 1997. Such an increase is attributed to an increase in average Commercial Mortgage Assets to $347.4 million for the three months ended June 30, 1998 as compared to $36.3 million for the three months ended June 30, 1997.

     The Company recorded equity in net loss of ICCC for the three months ended June 30, 1998 of $423,000. The Company has a 95% economic interest in ICCC through its ownership of 100% of the preferred stock of ICCC, which was acquired in August 1997. As the preferred stock of ICCC was contributed to the Company in August 1997, the Company did not record any investment in or equity in net earnings or loss for the three months ended June 30, 1997.

     Expenses

     Expenses for the three months ended June 30, 1998 increased 785% to $5.9 million as compared to $667,000 for the three months ended June 30, 1997. The increase is primarily due an increase in interest expense on borrowings, general and administrative and other expenses and management advisory fees. Interest expense for the three months ended June 30, 1998 increased to $5.1 million as compared to $523,000 for the three months ended June 30, 1997 as average borrowings, which include warehouse line agreements, reverse repurchase agreements and CMO borrowings, increased to $285.0 million for the three months ended June 30, 1998 as compared to $24.7 million for the three months ended June 30, 1997. General and administrative and other expenses increased to $430,000 for the three months ended June 30, 1998 as compared to $5,000 for the three months ended June 30, 1997 due to a significant increase in operations in the past 12 months. Management advisory fees increased to $217,000 for the three months ended June 30, 1998 as compared to zero for the three months ended June 30, 1997. The Company incurs management advisory fee expense pursuant to the Management Agreement with RAI Advisors, LLC ("RAI"). The Company did not record a management advisory fee for the three months ended June 30, 1997 as the Company's operations were in a formative stage, and thus, the threshold when RAI would earn a fee (return on equity greater than the average Ten Year U.S. Treasury rate plus 2%) was not reached

     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
     SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE PERIOD FROM JANUARY 15, 1997 (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 1997

     Net Earnings

     Net earnings for the six months ended June 30, 1998 increased to $4.8 million as compared to a net loss of $2.4 million for the Commencement Period. The net loss for the Commencement Period was primarily the result of the issuance by ICH of stock that resulted in a one-time stock compensation expense of $2.7 million. Excluding the stock compensation expense, ICH would have earned $330,000 for the Commencement Period. The increase in net earnings was primarily attributed to an increase in net interest income earned on Commercial Mortgages, investment securities, residual interest in securitizations and finance receivables partially offset by an increase in equity in net loss of ICCC, general and administrative expenses and management advisory fees. The significant increase in the Company's net earnings for the six months ended June 30, 1998 as compared to the Commencement Period is the result the Company's growth over the past 12 months as the Company had only been in operation for approximately five months as of June 30, 1997.

     Revenues

     Revenues for the six months ended June 30, 1998 increased 900% to $14.0 million as compared to $1.4 million for the Commencement Period. The increase is primarily due to higher net interest income due to an increase in Commercial Mortgage Assets partially offset by equity in net loss of ICCC of $876,000.

     Interest income for the six months ended June 30, 1998 increased to $14.5 million as compared to $1.4 million for the Commencement Period. Such an increase is attributed to an increase in average Commercial Mortgage Assets to $280.7 million for the six months ended June 30, 1998 as compared to $24.3 million for the Commencement Period.

     The Company recorded equity in net loss of ICCC for the six months ended June 30, 1998 of $876,000. The Company has a 95% economic interest in ICCC through its ownership of 100% of the preferred stock of ICCC which was acquired in August 1997. As the preferred stock of ICCC was contributed to the Company in August 1997, the Company did not record any investment in or equity in net earnings or loss for the Commencement Period.

     Expenses

     Expenses for the six months ended June 30, 1998 increased 149% to $9.2 million as compared to $3.7 million for the Commencement Period. The increase is primarily due an increase in interest expense on borrowings, general and administrative and other expenses and management advisory fees offset by a decrease in stock compensation expense. Interest expense for the six months ended June 30, 1998 increased to $7.8 million as compared to $802,000 for the Commencement Period as average borrowings, which include warehouse line agreements, reverse repurchase agreements and CMO borrowings, increased to $214.9 million for the six months ended June 30, 1998 as compared to $17.2 million for the Commencement Period. General and administrative and other expenses increased to $620,000 for the six months ended June 30, 1998 as compared to $9,000 for the Commencement Period due to a significant increase in operations in the past 12 months. Management advisory fees increased to $379,000 for the six months ended June 30, 1998 as compared to zero for the Commencement Period. The Company incurs management advisory fee expense pursuant to the Management Agreement with RAI. The Company did not record a management advisory fee for the Commencement Period as the Company's operations were in a formative stage, and thus, the return on equity was less than the threshold when RAI would earn a fee (return on equity greater than the average Ten Year U.S. Treasury rate plus 2%) was not reached. Stock compensation expense decreased as the Company incurred a one-time charge of $2.7 million in the Commencement Period as a result of the issuance of founder's stock.

     Liquidity and Capital Resources

     The Company's  principal  liquidity  requirements result from funding needs arising from the acquisition of mortgage loans and mortgage-backed securities by the Long-Term Investment Operations, at the ICH level, and the origination or purchase of Commercial Mortgages held-for-sale by the Conduit Operations, at the ICCC level. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

     Prior to the IPO, the Long-Term Investment Operations was funded by $15.0 million in investments and $900,000 in borrowings from IMH and a warehouse line agreement from a third party lender. ICCC was funded by affiliated borrowings and by $500,000 from the issuance of preferred stock. Subsequent to the IPO, the Long-Term Investment Operations and the Conduit Operations have been funded through borrowings from warehouse line agreements and reverse repurchase agreements, borrowings from affiliated companies, sales of Commercial Mortgages and proceeds from the issuance of capital stock.

     ICH, as a stand-alone entity, entered into committed warehouse line agreements with two investment banks, one of which expires in May 1999 and one of which expires in February 1999 (unless terminated earlier), which provide up to an aggregate of $600.0 million (of which $200.0 is uncommitted) to finance ICH's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over the one-month LIBOR or Eurodollar Rate. The margins on the warehouse line agreements are based on the type of mortgage collateral used and the loan amounts generally range from 75% to 92% of the fair market value of the collateral. As of June 30, 1998, an aggregate of $361.4 million was outstanding under the warehouse line agreements.

     ICH has entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the loans are based on the one-month LIBOR plus a margin depending on the type of collateral. As of June 30, 1998, amounts outstanding on the reverse repurchase agreements were $6.9 million.

      In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to maximum amount of $15.0 million. The agreement expired on August 8, 1998. Advances under the revolving credit arrangement were at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of June 30, 1998 and December 31, 1997, there were no amounts outstanding under the credit arrangement. Interest income recorded by ICH for the six months ended June 30, 1998 and the Commencement Period related to such advances to IMH was approximately $203,000 and none, respectively.

     In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. The agreement expired on August 8, 1998. Advances under the revolving credit arrangement were at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of June 30, 1998 and December 31, 1997, ICH's outstanding borrowings under the credit arrangement were none and $9.1 million, respectively. Interest expense recorded by ICH related to such borrowings from IMH for the six months ended June 30, 1998 and the Commencement Period was approximately $43,000 and none respectively.

     ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at the prime rate which was 8.50% at June 30, 1998. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral. Management believes that the warehouse line agreements will be sufficient to handle the Company's liquidity needs. As of June 30, 1998 and December 31,1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $71.7 million and $95.7 million, respectively.

     ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate. As of June 30, 1998 and December 31,1997, outstanding amounts on the warehouse line agreement were $6.4 million and $8.5 million, respectively.

     ICH has entered into a line of credit with Imperial Bank to borrow up to $10.0 million dollars for general working capital purposes at the prime rate plus .25%. As of June 30, 1998 there were no borrowings outstanding on the line.

     In June 1998, the Company raised net proceeds of $29.1 million (after underwriting discounts and before offering expenses) from a public offering of 2,000,000 shares of common stock at a price of $15.3125 per share. Underwriting discount and commissions were $1.5 million and other total expenses were approximately $600,000.

     During the six months ended June 30, 1998 and the period from January 15, 1997 (commencement of operations) through December 31, 1997, ICCC sold zero and $73.4 million, respectively, to third party investors and sold $325.6 million and $58.4 million, respectively, in principal of Commercial Mortgages to ICH.

     For the six months ended June 30, 1998 and the Commencement Period, net cash used in operating activities was $(12.9) million and $944,000, respectively. Net cash used in operating activities for the six months ended June 30, 1998 was primarily the result of a net increase in due from affiliates and due to affiliates balances of $14.4 million. Net cash provided by operating activities for the Commencement Period was primarily affected by $2.7 million in stock compensation expense related to the issuance of 300,000 shares of ICH Common Stock.

     For the six months ended June 30, 1998 and the Commencement Period, net cash used in investing activities was $286.9 million and $58.5 million, respectively. Net cash used in investing activities for the six months ended June 30, 1998 was primarily the result of a net increase in Commercial Mortgages held-for-investment of $304.6 million. Net cash used in investing activities for the Commencement Period was primarily the result of a net increase in finance receivables of $31.2 million.

     For the six months ended June 30, 1998 and the Commencement Period, net cash provided by financing activities was $296.8 million and $69.2 million, respectively. Net cash provided by financing activities for the six months ended June 30, 1998 and the Commencement Period was primarily the result of an increase in net borrowings on warehouse line and reverse repurchase agreements of $268.1 million and $37.9 million, respectively. Net cash provided by financing activities for the Commencement Period was also affected by the issuance of promissory notes of $15.0 million.

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

     The Company's operations may also be affected in a declining interest rate environment which, generally, results in increased prepayments through loan payoffs. Accelerated prepayments have the effect of decreasing the fair market value of certain related investment securities which contain an interest component and increasing the fair market value of subordinate securities with only a principal component.

     Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 ("Y2000") compliance. The Company has identified both Information Technology ("IT") systems and non-IT systems and contacted vendors in regards to this issue. In regards to IT systems, the Company plans to upgrade software applications where possible or replace existing systems if required. Regarding non-IT systems, workstations and fileservers are currently being tested and software that is non-compliant with Y2000 is being replaced. Acquisitions of workstations and fileservers are compliant with Y2000. Management has approved a proposal to bring its telecommunications system into Y2000 compliance during 1998. All new workstations are being internally tagged as being compliant with Y2000. The Company expects to be Y2000 compliant by the end of the first quarter of 1999. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations, nor does the Company anticipate any material disruption of its operations as a result of any failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address the Year 2000 issue. The Company also relies, directly and indirectly, on other business such as third party service providers, creditors and financial organizations and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of the enterprises with which the Company interacts.

     Transactions with Related Parties

     RAI Advisors, LLC ("RAI"), an affiliated company of IMH, has contracted with Stephan Peers, a Director of IMH and ICH, to perform various consulting services as an independent contractor for the benefit of IMH, ICH, or any of their subsidiaries or affiliates (the "Impac Companies"). All costs associated with the consulting arrangement with Mr. Peers will be charged by RAI proportionately to the appropriate Impac Company based upon time spent.

     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

     PART II.  OTHER INFORMATION

     ITEM 1: LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

     ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     ITEM 5: OTHER INFORMATION

     Stockholder Proposals

     Stockholders are hereby notified that if they wish a proposal to be included in the Company's Proxy Statement and form of proxy relating to the 1999 annual meeting of stockholders, they must deliver a written copy of their proposal no later than February 15, 1999. Proposals must comply with the proxy rules relating to stockholder proposals, in particular Rule 14a-8 under the Securities Exchange Act of 1934 (the "Exchange Act"), in order to be included in the Company's proxy materials. Stockholders who wish to submit a proposal for consideration at the Company's 1999 annual meeting of stockholders, but who do not wish to submit the proposal for inclusion in the Company's proxy statement pursuant to Rule 14a-8 under the Exchange Act, must, in accordance with the Company's bylaws, deliver a copy of their proposal no later than the close of business on May 24, 1999 nor earlier than April 24, 1999. In either case, proposals should be delivered to 20371 Irvine Avenue, Santa Ana Heights, California 92707, Attention: Secretary. To avoid controversy and establish timely receipt by the Company, it is suggested that stockholders send their proposals by certified mail return receipt requested.

     Redesignation of Class A Preferred Stock

     On May 8, 1998, the Company amended its Charter reclassifying 4,000,000 shares of Convertible Class A Preferred Stock to Preferred Stock, thereby, increasing the authorized amount of Preferred Stock to 10,000,000 shares.

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

            3.1(c) Articles of Amendment of Registrant (incorporated by reference herein to exhibit 3.1(c) of Amendment No. 1 to the Registrant's Registration Statement on Form S-11 (File No. 333-52231) filed June 1, 1998.)

            27 Financial Data Schedule

     (b) Reports on Form 8-K:

            None

     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPAC COMMERCIAL HOLDINGS, INC.




By:  /s/ Richard J. Johnson
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date: August 12, 1998