Form 10-Q
period 1998-09-30
IMPAC COMMERCIAL HOLDINGS INC
filed 1998-11-16
CIK 1036615

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended September 30, 1998

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      On November 11, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $56.7 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of November 11, 1998 was 8,625,000.



                   Documents incorporated by reference: None

                             IMPAC COMMERCIAL HOLDINGS, INC.

                             1998 FORM 10-Q QUARTERLY REPORT

                                   TABLE OF CONTENTS


                              PART I. FINANCIAL INFORMATION


  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC COMMERCIAL HOLDINGS, INC.                                     Page #

           Consolidated Balance Sheets, September 30, 1998 and December 31, 1997                                      3

           Consolidated Statements of Operations, For the Three Months Ended September 30, 1998 and 1997
           and For the Nine Months Ended September 30, 1998 and For the Period from January 15, 1997
           (commencement of operations) through September 30, 1997                                                    4

           Consolidated  Statements  of Cash Flows,  For the Nine  Months  Ended
           September  30,  1998  and  For  the  Period  from  January  15,  1997
           (commencement of operations) through September 30, 1997 5

           Notes to Consolidated Financial Statements                                                                 6

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS                                                                                12

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                24

                                                  PART II. OTHER INFORMATION

  Item 1.  LEGAL PROCEEDINGS                                                                                         25

  Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                                                 25

  Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                                           25

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                       25

  Item 5.  OTHER INFORMATION                                                                                         25

  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                                          25

           SIGNATURES                                                                                                26



                          PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in thousands, except share data)

                                                                                           September 30,        December 31,
                                                                                                1998                1997
                                                                                         -----------------  -------------------

                                         ASSETS
Cash and cash equivalents                                                                $          7,177   $           15,908
Investment securities available-for-sale                                                           16,807               19,353
Residual interest in securitizations, held-for-trading                                              9,232                9,936
Loan receivables:
     CMO collateral                                                                               340,537                4,255
     Finance receivables                                                                          176,930               95,711
     Commercial Mortgages held-for-investment                                                      25,894               62,790
     Allowance for loan losses                                                                     (1,701)                (564)
                                                                                         -----------------  -------------------
          Net loan receivables                                                                    541,660              162,192
Due from affiliates                                                                                44,017                1,592
Premises and equipment, net                                                                         8,906                3,857
Investment in Impac Commercial Capital Corporation                                                (11,531)               4,182
Accrued interest receivable                                                                         3,606                1,361
Other assets                                                                                        1,616                  458
                                                                                         -----------------  -------------------
                                                                                         $        621,490   $          218,839
                                                                                         =================  ===================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings                                                                           $        284,841   $            4,176
Warehouse line agreements                                                                         180,181               90,374
Reverse repurchase agreements                                                                      13,895                9,841
Other borrowings                                                                                    6,502                   --
Due to affiliates                                                                                  14,560                8,067
Other liabilities                                                                                  10,352                3,139
                                                                                         -----------------  -------------------
          Total liabilities                                                                       510,331              115,597

Stockholders' Equity:
Preferred Stock; $.01 par value; 6,000,000 shares authorized; no shares
   issued and outstanding at September 30, 1998 and December 31, 1997                                  --                    --
Common Stock; $.01 par value; 46,000,000 shares authorized; 9,562,084 and
   7,344,789 shares issued and outstanding at September 30, 1998 and December
   31, 1997, respectively                                                                              96                   73
Class A Common Stock; $.01 par value; 4,000,000 shares authorized; 456,916 and
   674,211 shares issued and outstanding at September 30, 1998  and December
   31, 1997, respectively                                                                               5                    7
Additional paid-in-capital                                                                        133,127              104,761
Accumulated other comprehensive loss                                                                 (930)                (160)
Cumulative dividends declared                                                                     (15,575)              (4,250)
Retained earnings                                                                                  (5,564)               2,811
                                                                                         -----------------  -------------------
          Total stockholders' equity                                                              111,159              103,242
                                                                                         -----------------  -------------------
                                                                                         $        621,490   $          218,839
                                                                                         =================  ===================

                            See  accompanying   notes  to  consolidated financial statements.



                                     IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (in thousands, except earnings per share data)


                                                                                                         For the period from
                                                                                                           January 15, 1997
                                                                                                            (commencement

                                                    For the Three     For the Three     For the Nine        of operations)
                                                    Months Ended       Months Ended     Months Ended           through
                                                    September 30,     September 30,     September 30,       September 30,
                                                        1998               1997             1998                 1997
                                                   ----------------   ---------------  ---------------   ------------------
Revenues:
    Interest income                                $         11,258   $        2,457    $       25,736   $           3,810
    Equity in net earnings (loss) of Impac
        Commercial Capital Corporation                      (14,837)             627           (15,714)                627
    Other income                                                594               58             1,021                  58
                                                   -----------------  ---------------   ---------------  ------------------
                                                             (2,985)           3,142            11,043               4,495
                                                   -----------------  ---------------   ---------------  ------------------

Expenses:
   Interest expense on warehouse line and
      reverse repurchase agreements                           4,826              540            11,861               1,206
   Interest expense on CMO borrowings                         2,124               --             2,259                  --
   Interest expense on other borrowings                           7              205               593                 341
   Write-down of residual interest in
       securitization, held-for trading                       1,085               --             1,085                  --
   Provision for loan losses                                  1,020               22             1,137                  55
   General and administrative and other expense                 718               75             1,363                  85
   Professional services                                        254              202               535                 380
   Management advisory fees                                     206                1               585                   1
   Stock compensation expense                                    --               --                --               2,697

                                                   -----------------  ---------------   ---------------  ------------------
                                                             10,240            1,045            19,418               4,765
                                                   -----------------  ---------------   ---------------  ------------------
Net earnings (loss)                                $        (13,225)  $        2,097    $       (8,375)  $            (270)
                                                   =================  ===============   ===============  ==================

Weighted average shares outstanding - basic                  10,019            5,511             8,721               2,974
                                                   =================  ===============   ===============  ==================

Weighted average shares outstanding - diluted                10,019            5,534             8,721               2,974
                                                   =================  ===============   ===============  ==================

Net earnings (loss) per share--basic and diluted    $         (1.32)  $         0.38    $        (0.96)  $           (0.09)
                                                   =================  ===============   ===============  ==================










                         See accompanying notes to consolidated financial statements.


                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                      For the period from
                                                                                                        January 15, 1997
                                                                                For the Nine            (commencement of
                                                                                Months Ended           operations) through
                                                                             September 30, 1998        September 30, 1997
                                                                          -------------------------  -----------------------
Cash flows from operating activities:
   Net loss                                                                $                (8,375)  $                (270)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
   Equity in net earnings (loss) of Impac Commercial Capital Corporation                    15,714                    (627)
   Stock compensation expense                                                                   --                   2,697
   Provision for loan losses                                                                 1,137                      55
   Depreciation                                                                                372                      16
   Net change in accrued interest on receivables                                            (2,245)                   (465)
   Net change in other assets and liabilities                                                  364                   5,559
   Net change in due from affiliates and due to affiliates                                 (35,932)                     70
                                                                          -------------------------  -----------------------
     Net cash provided by (used in) operating activities                                   (28,965)                  7,035
                                                                          -------------------------  -----------------------

Cash flows from investing activities:
   Net change in Commercial Mortgages held-for-investment                                   36,896                 (34,559)
   Net change in finance receivables                                                       (81,219)                (42,662)
   Net change in CMO collateral                                                           (336,282)                     --
   Purchase of investment securities available-for-sale                                         --                 (12,374)
   Principal reductions on investment securities available-for-sale                          1,776                     --
   Purchase of residual interest in securitizations                                             --                 (10,098)
   Principal reductions on residual interest in securitizations                                704                      99
   Purchase of premises and equipment                                                       (1,193)                 (3,917)
   Contributions to ICCC                                                                        --                  (2,375)
                                                                          -------------------------  -----------------------
     Net cash used in investing activities                                               (379,318)                (105,886)
                                                                          -------------------------  -----------------------

Cash flows from financing activities:
   Net change in warehouse line agreements                                                  89,807                  12,984
   Net change in reverse repurchase agreements                                               4,054                      --
   Increase in CMO borrowings                                                              284,231                      --
   Decrease in CMO borrowings                                                               (3,566)                     --
   Net change in other borrowings                                                            6,502                   2,526
   Issuance of Common Stock                                                                 28,387                 102,188
   Dividends paid                                                                           (9,863)                     --
                                                                          -------------------------  -----------------------
     Net cash provided by financing activities                                             399,552                 117,698
                                                                          -------------------------  -----------------------
Net change in cash and cash equivalents                                                     (8,731)                 18,847
Cash and cash equivalents at beginning of period                                            15,908                      --
                                                                          -------------------------  -----------------------
Cash and cash equivalents at end of period                                $                  7,177   $              18,847
                                                                          =========================  =======================

Supplementary information:
   Interest paid                                                          $                  4,620   $               1,477
Non-cash transactions:
   Increase in accumulated other comprehensive loss                       $                   (770)  $                  --
   Conversion of promissory notes to ICH Preferred stock                                        --                  15,000
   Dividends declared and unpaid                                                             4,509                      --


                          See  accompanying   notes  to  consolidated financial statements.


                     IMPAC COMMERCIAL HOLDINGS, INC. and SUBSIDIARIES
                        Notes to Consolidated Financial Statements


     Unless the context otherwise requires, references herein to the "Company" refer to Impac Commercial Holdings, Inc. (ICH) and its subsidiaries, Impac Commercial Assets Corp. (ICH Assets), IMH/ICH Dove Street, LLC (Dove) and Impac Commercial Capital Corporation (together with its wholly owned subsidiary, ICCC Secured Assets Corporation, ICCC), collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from ICH Assets, Dove or ICCC.

     1. Basis of Financial Statement Presentation

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     The operations of ICH have been presented in the consolidated financial statements for the three months ended September 30, 1998 and 1997 and for the nine months ended September 30, 1998 and for the period from January 15, 1997 (commencement of operations) through September 30, 1997 (Commencement Period). The consolidated financial statements include the financial results of ICH as a stand-alone entity, the financial results of ICH's equity interest in net earnings (loss) in ICCC as a stand-alone entity, subsequent to ICH's initial public offering (IPO) on August 8, 1997, and the financial results of ICH Assets and Dove.

     The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The results of operations of ICCC are included in the results of operations for ICH as "Equity in net earnings (loss) of ICCC." Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted over the estimated life of the loans or securities.

     2. Organization

     ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc. and in June 1997 ICH changed its name to IMH Commercial Holdings, Inc. By a vote of stockholders on January 28, 1998, a name change to Impac Commercial Holdings, Inc. was approved. ICH is a specialty commercial property finance company, which has elected to be taxed at the corporate level as a real estate investment trust (REIT) for federal income tax purposes. This generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level provided that the company distributes at least 95% of its taxable income to stockholders. Impac Mortgage Holdings, Inc. (IMH) capitalized ICH with $15.0 million in cash in March 1997. As of September 30, 1998, IMH owned 937,084, or 9.8%, of ICH voting Common Stock and 456,916 shares, or 100%, of ICH non-voting Class A Common Stock. Subsequent to September 30, 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock. After the repurchase, the Company had 8,625,000 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding.

     3. Summary of Significant Accounting Policies

     Method of Accounting

     The consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates.

     Reclassifications

     Certain amounts in the consolidated financial statements as of and for the three and nine months ended September 30, 1997 have been reclassified to conform to the 1998 presentation.

     New Accounting Statements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier financial statements for comparative purposes. SFAS No. 130 establishes standards for reporting and the display of comprehensive income and its components in the financial statements. SFAS No. 130 requires that items meeting the criteria of a component of comprehensive income (such as gains or losses on certain investments in debt and equity securities classified as available-for-sale), be shown in the financial statements as adjustments to reported net earnings to arrive at a disclosure of comprehensive income. SFAS No. 130 provides informative disclosure but does not and will not impact previously reported or future net earnings and earnings per share.

     The following table represents comprehensive income (in thousands):

                                                                                                  For the period from
                                                                                                    January 15, 1997
                                                                                  For the Nine     (commencement of
                                                       For the Three Months       Months Ended    operations) through
                                                        Ended September 30,       September 30,       September 30,
                                                        1998           1997           1998                1997
                                                   -------------- -------------  ---------------  ---------------------

Net earnings (loss)                                $    (13,225)  $      2,097   $       (8,375)  $              (270)
Unrealized gains (losses) arising during period            (536)            16             (770)                   16
                                                   -------------- -------------- ---------------- ---------------------
     Comprehensive income (loss)                   $    (13,761)  $      2,113   $       (9,145)  $              (254)
                                                   ============== =============  ================ =====================


     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated.

     In June 1998,  the FASB  issued SFAS No. 133,  "Accounting  for  Derivative
     Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or

     (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

     4. Net Earnings (Loss) per Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." SFAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the period. Dilutive net earnings per share are computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period.

     The following tables represent the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

                                                                             For the Three            For the Three
                                                                              Months Ended            Months Ended
                                                                           September 30, 1998      September 30, 1997
                                                                       ------------------------ ------------------------

        Numerator:
             Numerator for basic earnings per share--
                  Net earnings (loss)                                  $               (13,225)  $                2,097
                                                                       ------------------------ ------------------------
        Denominator:
             Denominator for basic earnings per share--
                  Weighted average number of common shares
                     outstanding during the period                                      10,019                    5,511
                  Net effect of dilutive stock options                                      --                       23
                                                                       ------------------------ ------------------------
             Denominator for diluted earnings per share                                 10,019                    5,534
                                                                       ======================== ========================

             Net earnings (loss) per share--basic                      $                 (1.32) $                  0.38
                                                                       ======================== ========================

             Net earnings (loss) per share--diluted                    $                 (1.32) $                  0.38
                                                                       ======================== ========================



                                                                                                   For the period from
                                                                                                    January 15, 1997
                                                                              For the Nine          (commencement of
                                                                              Months Ended         operations) through
                                                                           September 30, 1998      September 30, 1997
                                                                       ------------------------ ------------------------
        Numerator:
             Numerator for basic earnings per share--
                  Net loss                                             $                (8,375)  $                 (270)
                                                                       ------------------------ ------------------------

        Denominator:
             Denominator for basic earnings per share--
                  Weighted average number of common shares
                     outstanding during the period                                       8,721                    2,974
                  Net effect of dilutive stock options                                      --                       --
                                                                       ------------------------ ------------------------

             Denominator for diluted earnings per share                                  8,721                    2,974
                                                                       ======================== ========================

             Net loss  per share--basic                                $                 (0.96) $                 (0.09)
                                                                       ======================== ========================

             Net loss per share--diluted                               $                 (0.96) $                 (0.09)
                                                                       ======================== ========================


       Antidilutive options outstanding as of September 30, 1998 were 9,000.

     5. Investment in Impac Commercial Capital Corporation

     The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH are deferred and amortized or accreted over the estimated life of the loans or securities.

     The following is financial information for ICCC for the periods presented (in thousands):

                                                               BALANCE SHEETS
                                                                                      September 30,         December 31,
                                                                                           1998                 1997
                                                                                    -----------------  --------------------
                                        ASSETS
   Cash                                                                             $          5,154   $             2,273
   Commercial Mortgages held-for-sale                                                        186,111               106,654
   Due from affiliates                                                                         6,988                 1,538
   Premises and equipment, net                                                                   915                   381
   Other assets                                                                                2,405                 1,789
                                                                                    -----------------  --------------------

                                                                                    $        201,573   $           112,635
                                                                                    =================  ====================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
   Warehouse line agreements with affiliates                                        $        193,703   $           104,219
   Due to affiliates                                                                          16,307                   758
   Other liabilities                                                                           3,699                 3,255
                                                                                    -----------------  --------------------

        Total liabilities                                                                    213,709               108,232
                                                                                    -----------------  --------------------

   Shareholders' Equity:
   Preferred stock; no par value; 50,000 shares authorized; 9,500 shares issued
      and outstanding at September 30, 1998 and December 31, 1997                              2,875                 2,875
   Common stock; no par value; 50,000 shares authorized; 500 shares issued
      and outstanding at September 30, 1998 and December 31, 1997                                  1                     1
   Contributed capital                                                                           150                   150
   Retained earnings                                                                         (15,162)                1,377
                                                                                    -----------------  --------------------

        Total shareholders' equity                                                           (12,136)                4,403
                                                                                    -----------------  --------------------

                                                                                    $        201,573   $           112,635
                                                                                    =================  ====================

                                                       STATEMENTS OF OPERATIONS

                                                                                                            For the period from
                                                                                                              January 15, 1997
                                                      For the Three     For the Three      For the Nine       (commencement of
                                                       Months Ended      Months Ended      Months Ended     operations) through
                                                      September 30,     September 30,      September 30,       September 30,
                                                           1998              1997              1998                 1997
                                                     ----------------- ----------------- ------------------ ---------------------

  Revenues:
      Interest income                                $          2,242  $          1,090  $           8,445  $              1,321
      Mark to market loss on mortgage loans                   (15,022)               --            (15,022)                   --
      Gain on sale of loans held-for-sale                          --             1,508                 --                 1,527
      Other income                                                 90                16                435                    36
                                                     ----------------- ----------------- ------------------ ---------------------
                                                              (12,690)            2,614             (6,142)                2,884
   Expenses:
      Interest expense on warehouse line
         and reverse repurchase agreements                      2,414                --              8,585                    --
      Interest on borrowings from affiliates                      197             1,076                566                 1,291
      General and administrative and other expense              1,391               232              2,621                   537
      Professional services                                       242               196                617                   374
      Stock compensation expense                                   --               125                 --                   150
      Provision for repurchases                                    --                69                 --                    90
                                                     ----------------- ----------------- ------------------ ---------------------
                                                                4,244             1,698             12,389                 2,442

   Earnings (loss) before income taxes                        (16,934)              916            (18,531)                  442

   Income taxes (benefit)                                      (1,318)              387             (1,992)                  189
                                                     ----------------- ----------------- ------------------ ---------------------
      Net earnings (loss)                            $        (15,616) $            529  $         (16,539) $                253
                                                     ================= ================= ================== =====================

     6. Stockholders' Equity

     The Company completed a secondary common stock offering, which closed in June 1998. The Company raised additional capital of $29.1 million, net of underwriting discounts and before other expenses, as stockholders purchased 2,000,000 shares of common stock at a price of $15.3125 per share.

     On September 28, 1998, the Company declared a third quarter dividend of $4.5 million, or $0.45 per share. The original payment date of this dividend was set for October 26, 1998 to stockholders of record on October 9, 1998. However, on October 8, 1998 the Company announced that the third quarter dividend payment would be paid by January 6, 1999.

     On June 8, 1998, the Company declared a second quarter dividend of $3.6 million, or $0.45 per share. This dividend was paid on July 15, 1998 to stockholders of record on June 19, 1998.

     On April 1, 1998, the Company declared a first quarter dividend of $3.2 million, or $0.40 per share. This dividend was paid on April 24, 1998 to stockholders of record on April 9, 1998.

     7. Subsequent Events

     On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of common stock on October 19, 1998. The Rights are attached to the Company's common stock. For additional information regarding the Stockholder Rights Plan, refer to "Item 2. Management's Discussion of Financial Condition and Results of Operations-- Significant Transactions."

     On October 21, 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, based upon the closing price on October 19, 1998, for a total repurchase of $6.1 million.

     On October 27, 1998, the Company purchased from IMH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the purchase of the 50% ownership interest from IMH, the Company has a 100% ownership interest in the building.

     On October 30, 1998, ICCC sold $150.9 million of Commercial Mortgages, which increased the Company's liquidity by $22.3 million after paying down borrowings on warehouse lines. The financial result of the sale of Commercial Mortgages was in line with the marked-to-market charge taken by the Company in the third quarter of 1998.

     On November 6, 1998, the Company paid the previously announced third quarter dividend of $0.45 per share to stockholders of record on October 9, 1998. The Company paid interest in the form of an additional cash dividend at a rate of 4% per annum for the period from the previously announced payment date of October 26, 1998 through November 6, 1998. The total amount of the interest the Company paid as a result of the dividend payment delay was approximately $5,434.96 or $0.0006 per common share outstanding.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe" or "should" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include the effectiveness of the Stockholder Rights Plan, increased costs and delays related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and dispositions of mortgage assets and yields available from time to time on such mortgage assets, interest rates and their affect on mortgages and MBS, including Commercial Mortgages and CMBS, changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments, and trends in the economy which affect confidence and demand on the Company's portfolio of mortgage assets.



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

     SIGNIFICANT TRANSACTIONS

     On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's common stock, $.01 par value, in open market purchases from time to time in the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. The acquired shares will be canceled

     On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998, payable to stockholders of record on that date. The Rights are attached to the Company's common stock. The Rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of the Company's common stock. Each Right will entitle stockholders to buy one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $16.25. If the Company is acquired in a merger or other transaction after a person has acquired 10 percent or more of Company outstanding common stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the Company's common stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the Company's common stock and before an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one share of common stock per Right. Before a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock, the Rights are redeemable for $.0001 per right at the option of the Board of Directors. The Rights will expire on October 19, 2008. The Rights distribution is not taxable to stockholders. The Rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company. They will not prevent a takeover but should encourage anyone seeking to acquire the Company to negotiate with the Board of Directors prior to attempting a takeover.

     On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 Class A Common Stock at a per share price of $4.375, based upon the closing price on October 19, 1998, for a total repurchase of $6.1 million.

     On October 27, 1998, the Company purchased from IMH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the purchase of the 50% ownership interest from IMH, the Company has a 100% ownership interest in the building.

     BUSINESS OPERATIONS

     Long-Term Investment Operations:

     During the nine months ended September 30, 1998, the Long-Term Investment Operations, conducted by ICH, acquired $331.6 million of Commercial Mortgages from ICCC as compared to $37.1 million of Commercial Mortgages acquired from ICCC during the Commencement Period. Commercial Mortgages purchased from ICCC during the first nine months of 1998 consisted of $308.0 million of fixed-rate mortgages ("FRMs") and $23.6 million of adjustable-rate mortgages ("ARMs") secured by first liens on commercial property. Commercial Mortgages purchased from ICCC during the first nine months of 1998 consisted of $209.3 million of ConduitExpress loans, $109.6 million of CommercialExpress loans and $12.7 million of CondoSelect loans. As of September 30, 1998, the Long-Term Investment Operations portfolio of mortgage loans consisted of $25.9 million of Commercial Mortgages held-for-investment and $340.5 million of mortgage loans held as collateral for Collateralized Mortgage Obligations ("CMOs") of which approximately 88.56% were FRMs and 11.44% were ARMs. The weighted average coupon of the Long-Term Investment Operations portfolio of Commercial Mortgages was 7.97% at September 30, 1998. In addition, the Long-Term Investment Operations had outstanding finance receivables of $176.9 million, investment securities available-for sale of $16.8 million and residual interest in securitizations of $9.2 million at September 30, 1998.

     Conduit Operations:

     The Conduit Operations, conducted by ICCC, supports the Long-Term Investment Operations of the Company by supplying ICH with Commercial Mortgages for its long-term investment portfolio. In acting as the mortgage conduit for the Company, ICCC originated $235.7 million of ConduitExpress loans during the first nine months of 1998 as compared to $69.6 million during the Commencement Period. The CommercialExpress Division originated $154.2 million during the first nine months of 1998 as compared to $11.6 million during the Commencement Period. The CondoSelect Division originated $12.7 million during the first nine months of 1998 and $19.7 million during the Commencement Period. ICCC's servicing portfolio increased 662% to $510.1 million as of September 30, 1998 as compared to $66.9 million as of September 30, 1997. The loan delinquency rate of Commercial Mortgages in ICCC's servicing portfolio was 0.83% at September 30, 1998.

     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
     THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Net Earnings

     The Company recorded a net loss of $(13.2) million, or $(1.32) basic and diluted loss per common share, for the third quarter of 1998 as compared to net earnings of $2.1 million, or $0.38 basic and diluted earnings per common share, for the third quarter of 1997. The net loss for the third quarter of 1998 was primarily the result of a non-cash charge of $15.0 million related to a marked-to-market adjustment on loans held-for-sale at ICCC and a non-cash charge of $1.1 million on the write-down of the residual interest in securitization held-for-trading at ICH.
     The non-cash charge of $15.0 million at ICCC resulted in a deficit in equity in net earnings (loss) of ICCC of $(14.8) million for the third quarter of 1998 as compared to earnings of $627,000 for the third quarter of 1997. The Company sold $150.9 million of Commercial Mortgages in the fourth quarter of 1998, which improved the Company's liquidity position and help protect it against any future margin calls on the Company's current warehouse lines of credit.

     The non-cash charge of $1.1 million was a write-down on the residual interest in securitization held-for trading to reflect the current market value of the security. In addition, net earnings during the third quarter of 1998 were negatively affected by an increase of $1.0 million in provision for loan losses and a decrease of $1.5 million in gain on sale of loans at ICCC as compared to the third quarter of 1997. While earnings were negatively affected by the non-cash charges recorded by the Company in the third quarter of 1998, earnings were positively affected by a $2.6 million increase in net interest income during the third quarter of 1998 as compared to the third quarter of 1997.

     Subsequent to quarter-end, the Company made significant changes in its business strategy and operations to restore profitability. In addition, the Company completed various transactions that provided positive results in the Company's liquidity position.

     Business Strategy. The Company's business strategy was revised to focus on the origination of smaller balance loans that have higher margins, wider spreads and more profitability. Therefore, the Company is concentrating its efforts on the origination of CommercialExpress loans and de-emphasizing the origination of ConduitExpress loans. CommercialExpress loans are Commercial Mortgages with balances generally from $500,000 to $3.0 million while ConduitExpress loans are Commercial Mortgages with balances generally from $3.0 million to $10.0 million. While the Company expects that this decision will result in lower origination balances in the fourth quarter of 1998 and possibly into early 1999, the Company anticipates better results on the subsequent sale or securitization of its loans.

     Historically, the Company's experience has been that CommercialExpress loans have generally had better pricing in the execution of whole loan sales and structured transactions than prices received on ConduitExpress loans. A factor in the higher profitability on CommercialExpress loans is the higher interest rate margins on these loans which generally range from 100 basis points to 150 basis points more than interest rate margins on ConduitExpress loans. In conjunction with the concentration on the origination of CommercialExpress loans and the de-emphasis of ConduitExpress loan originations, the Company has taken positive steps by reducing staff levels at ICCC by 38%.

     Liquidity. In October 1998, the Company completed the sale of $150.9 million of Commercial Mortgages in order to generate liquidity and help to protect the Company against margin calls on existing borrowings under its current warehouse line and reverse repurchase facilities. The financial result of the sale of Commercial Mortgages was in line with the marked-to-market charge taken in the third quarter of 1998. The sale of Commercial Mortgages increased the Company's liquidity by $22.3 million after paying down borrowings on warehouse lines.

     Book Value per Share. The loss during the third quarter of 1998 resulted in the Company's book value decreasing to $11.09 per share at September 30, 1998. However, the Company repurchased 1,394,000 shares of Common Stock and Class A Common Stock at a price of $4.375 per share, a total repurchase price of $6.1 million, resulting in a $1.09 increase in the Company's book value per share. Therefore, the Company's estimated book value increased to $12.18 per share, calculated on 8,625,000 shares outstanding after the repurchase of common stock, as compared to book values per share of $12.92, $13.09 and $12.87 at June 30, 1998, March 31, 1998 and December 31, 1997,
     respectively.

     Net Interest Income

     Net interest income increased 153% to $4.3 million during the third quarter of 1998 as compared to $1.7 million during the third quarter of 1997. Interest income is primarily interest on Commercial Mortgage Assets, and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily, borrowings on Commercial Mortgage Assets and includes interest expense on due to affiliates The increase in net interest income was primarily the result of higher average Commercial Mortgage Assets which increased to $506.6 million during the third quarter of 1998 as compared to $77.0 million during the third quarter of 1997. The net interest spread on Commercial Mortgage Assets decreased to 1.58% during the third quarter of 1998 as compared to 3.00% during the third quarter of 1997. The decrease in net interest spread on Commercial Mortgage Assets was primarily due to an increase in lower yielding finance receivables outstanding with ICCC and a decrease in the ten-year treasury yield which the Company uses as an index to determine initial interest rates on its Commercial Mortgages.

     The   following   table   summarizes   average   balance,    interest   and
     weighted-average yield on Commercial Mortgage Assets and borrowings for the three months ended September 30, 1998 and 1997 and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):



                                                              For the Three Months                For the Three Months
                                                            Ended September 30, 1998            Ended September 30, 1997
                                                       ----------------------------------- ------------------------------------
                                                         Average                Weighted      Average                Weighted
                                                         Balance     Interest  Avg Yield      Balance     Interest  Avg Yield
                                                       ----------------------------------- ------------------------------------

                COMMERCIAL MORTGAGE ASSETS
     Investment and residual securities                $     28,400  $   1,183      16.66% $      13,496 $      725      21.49%
     Loan receivables:
        Commercial Mortgages held-for-investment            233,955      4,504       7.70         18,720        389       8.32
        CMO collateral                                      140,370      2,752       7.84             --         --         --
        Finance receivables                                 103,908      2,214       8.52         44,785        960       8.56
                                                       ------------------------            -------------------------
           Total Loan Receivables                           478,233      9,470       7.92         63,505      1,349       8.50
                                                       ========================            =========================
             Total Commercial Mortgage Assets          $    506,633  $  10,653       8.40  $      77,001 $    2,074      10.77
                                                       ========================            =========================

                        BORROWINGS
     Warehouse line agreements                         $    282,277  $   4,749       6.73  $      30,184 $      540       7.16
     CMO borrowings                                         117,965      2,124       7.20             --         --         --
     Reverse repurchase agreements                            7,332         77       4.20             --         --         --
     Borrowings on residual interest in securitization           --         --         --          7,872        199      10.11
                                                       ========================            =========================
             Total Borrowings                          $    407,574  $   6,950       6.82% $      38,056 $      739       7.77%
                                                       ========================            =========================

          Net Interest Spread                                                        1.58%                                3.00%
          Net Interest Margin                                                        2.92%                                6.94%


     Interest income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment increased to $4.5 million during the third quarter of 1998 as compared to $389,000 during the third quarter of 1997 as average Commercial Mortgages held-for-investment increased to $234.0 million as compared to $18.7 million, respectively. The increase in average Commercial Mortgages held-for-investment was the result of the Long-Term Investment Operations acquiring $328.7 million of Commercial Mortgages held-for-investment from ICCC during the nine months ended September 30, 1998. The weighted-average yield on Commercial Mortgages held-for-investment decreased to 7.70% during the third quarter of 1998 as compared to 8.32% during the same period of 1997. The decrease in the weighted-average yield during the third quarter of 1998 was due to the acquisition of lower yielding ConduitExpress loans as compared to the third quarter of 1997 and the decrease in the ten-year treasury yield which the Company uses as an index to determine initial interest rates on its Commercial Mortgages.

     Interest income on finance receivables increased to $2.2 million during the third quarter of 1998 as compared to $960,000 during the third quarter of 1997 as average finance receivables increased to $103.9 million as compared to $44.8 million, respectively. The increase was primarily the result of an increase in ICCC's loan originations, which increased 77% to $101.7 million during the third quarter of 1998 as compared to $57.3 million during the third quarter of 1997. The weighted-average yield on finance receivables decreased to 8.52% during the third quarter of 1998 as compared to 8.56% during the third quarter of 1997.

     Interest income on CMO collateral increased to $2.8 million during the third quarter of 1998 as compared to none during the third quarter of 1997 as average CMO collateral increased to $140.4 million as compared to none, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $276.5 million, which were collateralized by $317.8 million in Commercial Mortgages, in August 1998. The weighted-average yield on CMO collateral was 7.84% during the third quarter of 1998.

     Interest income on investment securities available-for-sale increased to $1.2 million during the third quarter of 1998 as compared to $725,000 during the third quarter of 1997 as average investment securities available-for-sale, net of securities valuation allowance, increased to $28.4 million as compared to $13.5 million, respectively. The weighted-average yield on investment securities available-for-sale decreased to 16.66% during the third quarter of 1998 as compared to 21.49% during the third quarter of 1997.

     Interest expense on borrowings: Interest expense on warehouse lines used to fund finance receivables to ICCC increased to $4.7 million during the third quarter of 1998 as compared to $540,000 during the third quarter of 1997. The average balance of warehouse lines increased to $282.3 million during the third quarter of 1998 as compared to $30.2 million during the third quarter of 1997. The increase was a result of an increase in finance receivables made to ICCC to fund the acquisition of Commercial Mortgages. The weighted-average yield of warehouse lines decreased to 6.73% during the third quarter of 1998 as compared to 7.16% during the third quarter of 1997.

     Interest expense on CMO borrowings increased to $2.1 million during the third quarter of 1998 as compared to none during the third quarter of 1997 as average borrowings on CMO collateral increased to $118.0 million as compared to none, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $276.5 million during the third quarter of 1998. The weighted-average yield of CMO borrowings was 7.20% during the third quarter of 1998.

     Interest expense on borrowings on residual interest in securitization decreased to none during the third quarter of 1998 as compared to $199,000 during the third quarter of 1997 as average borrowings on residual interest in securitization decreased to none as compared to $7.9 million, respectively. Average borrowings on residual interest on securitization decreased during the third quarter of 1998 as compared to the third quarter of 1997 as the borrowings were liquidated with proceeds received from the Company's IPO. The weighted-average yield of borrowings on residual interest in securitization was 10.11% during the third quarter of 1997.

     The Company also uses CMBSs as collateral to borrow under reverse repurchase agreements to fund the purchase of CMBSs and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements increased to $77,000 during the third quarter of 1998 as compared to none during the third quarter of 1997. The average balance on these reverse repurchase agreements increased to $7.3 million during the third quarter of 1998 as compared to none during the third quarter of 1997. The weighted-average yield of these reverse repurchase agreements was 4.20% during the third quarter of 1998.

     Earnings from ICCC

     Equity in net earnings (loss) of ICCC for the third quarter of 1998 was a loss of $(14.8) million as compared to equity in net earnings of $627,000 for the third quarter of 1997. The decrease in equity in net earnings
     (loss) of ICCC for the third quarter of 1998 was the result of the aforementioned $15.0 million marked-to-market adjustment representing an unrealized loss on $150.9 million of principal balance of mortgage loans held-for-sale by ICCC. The non-cash adjustment reflects market bid prices the Company received in anticipation of selling such loans in the fourth quarter of 1998 to improve the Company's liquidity position and help protect the Company against any future margin calls on the Company's warehouse line of credit.

     Excluding the aforementioned non-cash charges, the decrease in equity in net earnings (loss) of ICCC was primarily because ICCC did not sell any loans in the third quarter of 1998 as compared to whole loan sales by ICCC of $36.7 million, resulting in a gain on sale of loans of $1.5 million, during the third quarter of 1997. The decrease in earnings was also attributed to an increase in general and administrative and other expense. General and administrative and other expense increased 503% to $1.4 million during the third quarter of 1998 as compared to $232,000 during the third quarter of 1997 due to ICCC's expansion of its commercial origination operations in the first and second quarters of 1998 as compared to the same periods in 1997. As of September 30, 1998, ICCC's staff increased 230% to 89 as compared to 27 as of September 30, 1997. However, subsequent to quarter-end, the Company reduced staffing at ICCC by approximately 38% to 55 employees.

     The Company records 95% of the earnings or losses from ICCC as the Company owns 100% of ICCC's preferred stock, which represents 95% of the economic interest in ICCC.

     General and Administrative and Other Expense

     General and administrative and other expense increased to $718,000 during the third quarter of 1998 as compared to $75,000 during the third quarter of 1997. The increase in general and administrative expense was primarily related to operational expenses the Company incurred subsequent to August of 1997 as a result of becoming a public Company. Additionally, property expense on a commercial office building in which the Company had a 50% ownership interest prior to quarter-end increased to $167,000 during the third quarter of 1998 as compared to $30,000 during the third quarter of 1997.


     Advisory Fees

     Although the Company recorded a net loss for the third quarter of 1998, advisory fees are computed on tax basis earnings which is calculated by adjusting the Company's book basis earnings by various differences between book basis earnings and tax basis earnings. Differences between book basis earnings and tax basis earnings are estimates that are derived from management's best knowledge as of September 30, 1998. Therefore, since the advisory fees for the third quarter of 1998 were calculated on estimated taxable earnings of $2.8 million, the Company recorded an expense of $206,000 during the third quarter of 1998 as compared to $1,000 during the third quarter of 1997.

     Credit Exposures

     The Company recorded provision for loan losses of $1.0 million during the third quarter of 1998 as compared to $22,000 during the third quarter of 1997. Correspondingly, the allowance for loan losses increased to $1.7 million at September 30, 1998 as compared to $564,000 at December 31, 1997. At September 30, 1998 and December 31, 1997, the Company's allowance for loan losses expressed as a percentage of Commercial Mortgages held-for-investment, CMO collateral and finance receivables (collectively "Gross Loan Receivables") was 0.31% and 0.35%, respectively. The loan delinquency rate expressed as a percentage of Gross Loan Receivables which were 30 or more days past due was 0.83% at September 30, 1998 as compared to none for all quarter-end periods prior to September 30, 1998. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. In addition, ICCC maintains an allowance for repurchases of $201,000 as of September 30, 1998 and December 31, 1997. The allowance for repurchases is based upon a percentage of total loan sales, which totaled $73.4 million as of September 30, 1998 and December 31, 1997. Management expects to maintain ICCC's allowance for repurchases, expressed as a percentage of loans sold in future periods.

     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
     NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE COMMENCEMENT PERIOD

     Net Earnings

     The Company recorded a net loss of $(8.4) million, or $(0.96) basic and diluted loss per common share, for the first nine months of 1998 as compared to net loss of $(270,000), or $(0.09) basic and diluted earnings per common share, for the Commencement Period. The actual net loss for the first nine months of 1998 was primarily the result of a non-cash charge of $15.0 million related to a marked-to-market adjustment on loans held-for-sale at ICCC and a non-cash charge of $1.1 million on the write-down of the residual interest in securitization held-for-trading at ICH recorded in the third quarter of 1998. The non-cash charge of $15.0 million at ICCC resulted in a deficit in equity in net earnings (loss) of ICCC of $(15.7) million for the first nine months of 1998 as compared to earnings of $627,000 for the Commencement Period. The Company sold $150.9 million of Commercial Mortgages in the fourth quarter of 1998, which improved the Company's liquidity position and help protect it against any future margin calls on the Company's warehouse lines of credit. The non-cash charge of $1.1 million was a write-down on the residual interest in securitization held-for trading to reflect the current market value of the security. In addition, net earnings during the first nine months of 1998 were negatively affected by an increase of $1.1 million in provision for loan losses and a decrease of $1.5 million in gain on sale of loans at ICCC as compared to the Commencement Period. While earnings were negatively affected by the non-cash charges recorded by the Company during the first nine months of 1998, earnings were positively affected by an $8.7 million increase in net interest income during the first nine months of 1998 as compared to the Commencement Period.

     Tax Basis Earnings

     The Company's estimated tax basis earnings for the nine months ended September 30, 1998 was approximately $9.6 million, or $1.10 basic and diluted earnings per common share. Tax basis earnings is calculated by adjusting the Company's book basis earnings by various differences between book basis earnings and tax basis earnings. Differences between book basis earnings and tax basis earnings are estimates that are derived from management's best knowledge as of September 30, 1998. Actual tax basis earnings may differ materially from current estimates. As of September 30, 1998, the Company declared or paid dividends for the 1998 tax year totaling $12.6 million. Therefore, total dividends declared or paid for the 1998 tax year exceed estimated tax basis earnings by $3.0 million, or $0.35 per basic and diluted common share on 8,625,000 common shares outstanding after the Company's repurchase of 1,394,000 common shares.

     Net Interest Income

     Net interest income increased 378% to $11.0 million during the first nine months of 1998 as compared to $2.3 million during the Commencement Period. Interest income is primarily, interest on Commercial Mortgage Assets, and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily, borrowings on Commercial Mortgage Assets, and includes interest expense on due to affiliates. The increase in net interest income was primarily the result of higher average Commercial Mortgage Assets, which increased to $356.9 million during the first nine months of 1998 as compared to $42.0 million during the Commencement Period. The net interest spread on Commercial Mortgage Assets decreased to 2.05% during the first nine months of 1998 as compared to 2.68% during the Commencement Period. The decrease in the yield and net interest spread on Commercial Mortgage Assets was primarily due to an increase in lower yielding finance receivables outstanding with ICCC and a decrease in the ten-year treasury yield which the Company uses as an index to determine initial interest rates on its Commercial Mortgages. The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the nine months ended September 30, 1998 and 1997. The following table includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only. (dollars in thousands):


                                                                                             For the period from January 15,
                                                              For the Nine Months           1997 (commencement of operations)
                                                            Ended September 30, 1998           through September 30, 1997
                                                       ----------------------------------- ------------------------------------
                                                         Average                Weighted      Average                Weighted
                                                         Balance     Interest  Avg Yield      Balance     Interest  Avg Yield
                                                       ----------------------------------- ------------------------------------

              COMMERCIAL MORTGAGE ASSETS
     Investment and residual securities                $     28,853  $   3,354      15.50% $       8,493 $    1,243      19.51%
     Loan receivables:
        Commercial Mortgages held-for-investment            153,501      9,267       8.05         15,479        970       8.36
        CMO collateral                                       50,121      2,979       7.92             --         --         --
        Finance receivables                                 124,422      7,903       8.47         18,074      1,149       8.48
                                                       ------------------------            -------------------------
           Total Loan Receivables                           328,044     20,149       8.19         33,553      2,119       8.42
                                                       ========================            ==========================
             Total Commercial Mortgage Assets          $    356,897  $  23,503       8.78  $      42,046 $    3,362      10.66
                                                       ========================            =========================

                        BORROWINGS
     Warehouse line agreements                         $    229,205  $  11,524       6.70  $      21,568 $    1,206       7.46
     CMO borrowings                                          42,503      2,259       7.09             --         --         --
     Reverse repurchase agreements                            8,100        337       5.55             --         --         --
     Borrowings on residual interest in securitization           --         --         --          2,681        245      12.18
                                                       ========================            =========================
             Total Borrowings                          $    279,808  $  14,120       6.73% $      24,249 $    1,451       7.98%
                                                       ========================            =========================

          Net Interest Spread                                                        2.05%                                2.68%
          Net Interest Margin                                                        3.51%                                6.06%


     Interest income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment increased to $9.3 million during the first nine months of 1998 as compared to $970,000 during the Commencement Period as average Commercial Mortgages held-for-investment increased to $153.5 million as compared to $15.5 million, respectively. The increase in average Commercial Mortgages held-for-investment was the result of the Long-Term Investment Operations acquiring $328.7 million of Commercial Mortgages held-for-investment from ICCC during the nine months ended September 30, 1998. The weighted-average yield on Commercial Mortgages held-for-investment decreased to 8.05% during the first nine months of 1998 as compared to 8.36% during the Commencement Period.

     Interest income on finance receivables increased to $7.9 million during the first nine months of 1998 as compared to $1.1 million during the Commencement Period as average finance receivables increased to $124.4 million as compared to $18.1 million, respectively. The increase was primarily the result of an increase in ICCC's loan originations, which increased 383% to $402.6 million during the first nine months of 1998 as compared to $83.3 million during the Commencement Period. The weighted-average yield on finance receivables decreased to 8.47% during the first nine months of 1998 as compared to 8.48% during the Commencement Period.

     Interest income on CMO collateral increased to $3.0 million during the first nine months of 1998 as compared to none during the Commencement Period as average CMO collateral increased to $50.1 million as compared to none, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $276.5 million, which were collateralized by $317.8 million in Commercial Mortgages, in August 1998. The weighted-average yield on CMO collateral was 7.92% during the first nine months of 1998.

     Interest income on investment securities available-for-sale increased to $3.4 million during the first nine months of 1998 as compared to $1.2 million during the Commencement Period as average investment securities available-for-sale, net of securities valuation allowance, increased to $28.9 million as compared to $8.5 million, respectively. The weighted-average yield on investment securities available-for-sale decreased to 15.50% during the first nine months of 1998 as compared to 19.51% during the Commencement Period.

     Interest expense on borrowings: Interest expense on warehouse lines used to fund finance receivables to ICCC increased to $11.5 million during the first nine months of 1998 as compared to $1.2 million during the Commencement Period. The average balance of warehouse lines increased to $229.2 million during the first nine months of 1998 as compared to $21.6 million during the Commencement Period. The increase was a result of an increase in finance receivables made to ICCC to fund the acquisition of Commercial Mortgages. The weighted-average yield of warehouse lines decreased to 6.70% during the first nine months of 1998 as compared 7.46% during the Commencement Period.

     Interest expense on CMO borrowings increased to $2.3 million during the first nine months of 1998 as compared to none during the Commencement Period as average borrowings on CMO collateral increased to $42.5 million as compared to none, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $276.5 million during the third quarter of 1998. The weighted-average yield of CMO borrowings was 7.09% during the first nine months of 1998.

     Interest expense on borrowings on residual interest in securitization decreased to none during the first nine months of 1998 as compared to $245,000 during the Commencement Period as average borrowings on residual interest in securitization decreased to none as compared to $2.7 million, respectively. Average borrowings on residual interest on securitization decreased during the third quarter of 1998 as compared to the Commencement Period as the borrowings were liquidated with proceeds received from the Company's IPO in August of 1997. The weighted-average yield of borrowings on residual interest in securitization was 12.18% during the Commencement Period.

     The Company also uses CMBSs as collateral to borrow under reverse repurchase agreements to fund the purchase of CMBSs and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements increased to $337,000 during the first nine months of 1998 as compared to none during the Commencement Period. The average balance on these reverse repurchase agreements increased to $8.1 million during the first nine months of 1998 as compared to none during the Commencement Period. The weighted-average yield of these reverse repurchase agreements was 5.55% during the first nine months of 1998.

     Earnings from ICCC

     Equity in net earnings (loss) of ICCC for the first nine months of 1998 was a loss of $(8.4) million as compared to equity in net loss of $($270,000) for the Commencement Period. The decrease in equity in net earnings (loss) of ICCC for the first nine months of 1998 was the result of the aforementioned $15.0 million marked-to-market adjustment representing an unrealized loss on $150.9 million of mortgage loans held-for-sale by ICCC. The non-cash adjustment reflects market bid prices the Company received in anticipation of selling such loans in the fourth quarter of 1998 to improve the Company's liquidity position and help protect the Company against future margin calls on existing borrowings under the Company's current warehouse line and repurchase facilities.

     Excluding the aforementioned non-cash charges, the decrease in equity in net earnings (loss) of ICCC was primarily because ICCC did not sell any loans in during the first nine months of 1998 as compared to whole loan sales by ICCC of $36.7 million, resulting in a gain on sale of loans of $1.5 million, during the Commencement Period. The decrease in earnings was also attributed to an increase in general and administrative and other expense. General and administrative and other expense increased 247% to $3.2 million during the first nine months of 1998 as compared to $921,000 during the Commencement Period due to ICCC's expansion of its commercial origination operations in the first and second quarters of 1998 as compared to the same periods in 1997. As of September 30, 1998, ICCC's staff increased 230% to 89 as compared to 27 as of September 30, 1997. However, subsequent to quarter-end, the Company reduced staffing at ICCC by approximately 38% to 55 employees.

     General and Administrative and Other Expense

     General and administrative and other expense increased to $1.4 million during the first nine months of 1998 as compared to $85,000 during the Commencement Period. The increase in general and administrative expense was primarily related to operational expenses the Company incurred subsequent to August of 1997 as a result of becoming a public Company. Additionally, property expense on a commercial office building that the Company had a 50% ownership interest prior to quarter-end increased to $504,000 during the first nine months of 1998 as compared to $30,000 during the Commencement Period.

     Advisory Fees

     Although the Company recorded a net loss for the first nine months of 1998, advisory fees are computed on tax basis earnings which is calculated by adjusting the Company's book basis earnings by various differences between book basis earnings and tax basis earnings. Differences between book basis earnings and tax basis earnings are estimates that are derived from management's best knowledge as of September 30, 1998. Therefore, since the advisory fees for the first nine months of 1998 were calculated on estimated taxable earnings of $9.1 million, the Company recorded an expense of $585,000 during the first nine months of 1998 as compared to $1,000 during the Commencement Period.


     LIQUIDITY AND CAPITAL RESOURCES

     Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its Commercial Mortgages and CMBS portfolios, warehouse line and reverse repurchase agreements secured by Commercial Mortgages and CMBS, CMO financing, proceeds from the sale of Commercial Mortgages, short-term unsecured borrowings and proceeds from the issuance of Common Stock. The acquisition of Commercial Mortgages and CMBS by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, warehouse and reverse repurchase agreements, CMO financing, short-term unsecured borrowings and proceeds from the sale of Common Stock. The acquisition of Commercial Mortgages by the Conduit Operations are funded from reverse repurchase agreements and the sale of Commercial Mortgages. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

     During the third quarter of 1998, the deterioration of the CMBS market created a lack of liquidity for the Company as the Company's lenders made margin calls on their warehouse and reverse repurchase lines. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the warehouse lines of credit and requiring additional equity or collateral on the warehouse lines. These margin calls resulted in the Company delaying its third quarter dividend and selling Commercial Mortgages. Subsequent to quarter-end, the Company completed the sale of $150.9 million of Commercial Mortgages, which increased the Company's liquidity by $22.3 million after paying down borrowings on warehouse lines. With the net cash proceeds from the sale of Commercial Mortgages, the Company was able to pay its third quarter dividend on November 6, 1998, purchase the 50% ownership interest in its commercial office building from IMH, and maintain additional working capital for operations.

     By selling Commercial Mortgages, the company reduced its exposure to margin calls on existing borrowing under its current warehouse lines and repurchased facilities by paying down outstanding borrowings on these facilities. In addition, the Company believes that by concentrating on the origination of CommercialExpress loans which have lower loan balances and higher interest margins, the Company's liquidity should be improved on a go-forward basis. Based upon past experience, the Company has received better execution, both in terms of price and completion time, on both securitizations and whole loan sales on CommercialExpress loans than on ConduitExpress loans, which have larger loan balances and smaller interest margins. Also, by de-emphasizing originations of ConduitExpress loans, the Company expects loan originations to decrease in the fourth quarter of 1998 and possibly through the first quarter of 1999 and reduce borrowing needs during this period of market volatility. The Company expects that by originating primarily CommercialExpress loans the length of time fundings for specific loans are outstanding on the Company's warehouse lines will be reduced. The Company also expects that the reduction in staff in the fourth quarter of 1998 will provide additional liquidity from operating activities.

     However, future cash flows will be negatively impacted by the deterioration of the CMBS market and the subsequent sale of Commercial Mortgages as the Company will not benefit from positive cash flows created by these financial instruments. In addition, any future margin calls or termination of warehouse lines or repurchase facilities by the Company's lenders may adversely affect the Company's future operations. Many former lenders are no longer in the business of providing warehouse lines for the funding of Commercial Mortgages which may affect the Company's ability to obtain new financing at comparable rates and terms or at all.

     Long-Term Investment Operations: ICH, as a stand-alone entity, entered into committed warehouse line agreements with two investment banks, one of which expires in May 1999 and one of which expires in February 1999 (unless terminated earlier), which provide up to an aggregate of $600.0 million (of which $200.0 million is uncommitted) to finance the Company's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over the one-month LIBOR or Eurodollar Rate. The margins on the warehouse line agreements are based on the type of mortgage collateral used and the loan amounts generally range from 75% to 92% of the fair market value of the collateral. As of September 30, 1998, an aggregate of $180.2 million was outstanding under the warehouse line agreements. In addition, ICH has entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the loans are based on the one-month LIBOR plus a margin depending on the type of collateral. As of September 30, 1998, amounts outstanding on the reverse repurchase agreements were $13.9 million.

     The Long-Term Investment Operations uses CMO borrowings to finance Commercial Mortgages as a means of eliminating certain risks associated with warehouse line and reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At September 30, 1998, the Long-Term Investment Operations had $284.8 million of CMO borrowings used to finance $340.5 million of CMO collateral.

     ICH has a credit arrangement with IMH whereby ICH advances to IMH up to maximum amount of $15.0 million for general working capital needs. The credit agreement expires on August 8, 1999. Advances under the credit arrangement are at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of September 30, 1998 and December 31, 1997, IMH's outstanding borrowings under the credit arrangement were $6.9 million and none, respectively.

     ICH has a credit arrangement with IMH whereby IMH advances to ICH up to maximum amount of $15.0 million for general working capital needs. The credit agreement expires on August 8, 1999. Advances under the credit arrangement are at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of September 30, 1998 and December 31, 1997, ICH's outstanding borrowings under the credit arrangement were none and $9.1 million, respectively.

     ICH entered into a revolving credit arrangement with a commercial bank whereby ICH can borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement expires on March 29, 1999. Advances under the revolving credit arrangement were at an interest rate of prime plus 0.25%. Interest is paid monthly and as an open-ended revolving line of credit there is no set principal payment schedule. As of September 30, 1998, ICH's outstanding borrowings under the revolving credit arrangement was $6.5 million.

     Conduit Operations: ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at the prime rate, which was 8.25% at September 30, 1998. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral. As of September 30, 1998 and December 31,1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $178.0 million and $95.7 million, respectively.

     ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are indexed to the prime rate. As of September 30, 1998 and December 31,1997, outstanding amounts on the warehouse line agreement were $15.7 million and $8.5 million, respectively.

     Cash Flows

     Operating Activities - During the first nine months of 1998, net cash used in operating activities was $29.0 million. Net cash used in operating activities was primarily the result of a decrease of $35.9 million in net due from and due to affiliates, which was due to an increase of $23.2 million related to the aforementioned warehouse line and revolving credit agreements with IMH and an increase of $7.2 million related to advances to finance the operations of ICCC.

     Investing Activities - During the first nine months of 1998, net cash used in investing activities was $379.3 million. Net cash used in investing activities was primarily the result of the acquisition and subsequent securitization of $317.8 million of Commercial Mortgages.

     Financing Activities - During the first nine months of 1998, net cash provided by financing activities was $399.6 million. Net cash provided by financing activities was primarily the result of an increase in CMO financing of $284.2 million and an increase in warehouse line agreements of $89.8 million.

     Inflation

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and consequently the value of its portfolio of Mortgage Assets.

     Year 2000 Compliance

     Project Status

     The Company's Year 2000 project was approximately 50% complete as of the end of October 1998. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

     The Company also has its own in-house IT department that is currently assisting the outside vendor. The Company's primary IT systems include loan servicing, which is contracted to an outside vendor, loan tracking, and accounting and reporting. The Company has no information in regards to Year 2000 compliance from the loan servicing systems' outside vendor. The Company's IT department is currently getting a project plan from the loan servicing vendor. The loan tracking system is currently in compliance with Year 2000. The accounting and reporting system is not currently Year 2000 compliant. The vendor for this software is currently upgrading to a new version, which will be Year 2000 compliant in 1999.

     The Company's non-IT systems include its file servers, network systems, workstations and communication systems. Testing on all other in-house hardware is currently underway and is expected to be complete by the end of the first quarter of 1999.

     The Year 2000 project is divided into two primary phases, as follows: (1) define scope of project and identify all IT and non-IT systems, and (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The Company's executive committee which includes the CEO and Chairman, President, and Chief Financial Officer review the progress of the Company's Year 2000 project through monthly status reports and reviews with the Company's IT manager.

     Phase I - Define Scope of Project

     This phase primarily included the inventorying of Year 2000 items, contacting outside vendors, including reviewing contractual terms and conditions, reviewing internal software for compliance and determining costs to complete the project. As of the end of October 1998, Phase I of the project had been completed. Phase I of the project also included the testing and implementation or upgrade of non-IT systems.

     Phase II - Testing of Systems

     This phase of the Year 2000 project can be divided into four separate processes, as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

     Compliance Questionnaires and Hardware Certification Information. As of the end of October 1998, these portions of Phase II were complete.

     Software/Data Testing. As of the end of October 1998, this portion of Phase II was approximately 50% complete. The remaining tasks within this process include analyzing list of software being used, testing all software programs, testing all data from incoming sources, testing all outgoing data processes and reporting. The Company expects that this process will be complete by March 31, 1999.

     Hardware Testing. As of the end of October 1998, this portion of Phase II had not been started. This phase is contingent on the completion of software/data testing. Tasks yet to be started include testing all workstation, servers and network systems. The Company expects to be compliant with all internal Year 2000 issues by the end of the first quarter of 1999.

     Costs

     The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $108,000. As of the end of October 1998, the Company had paid $33,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

     Risks

     The Company does not anticipate any material disruption of its operations as a result of any failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address the Year 2000 issue. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors and financial organizations and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of the enterprises with which the Company interacts.

     Contingency Plans

     The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and sign-off has begun with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition.

     Transactions with Related Parties

     On October 21, 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, based upon the closing price on October 19, 1998, for a total repurchase of $6.1 million.

     On October 27, 1998, the Company purchased from IMH its remaining 50% ownership interest in a commercial office building in Newport Beach, California. After the purchase of the 50% ownership interest from IMH, the Company has a 100% ownership interest in the building.

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

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 23,1998, the Company held its annual meeting of stockholders. Of the total number of shares eligible to vote (7,344,789), 6,839,089 votes were returned, or 93%, formulating a quorum. At the stockholders meeting, the following matters were submitted to stockholders for vote: Proposal I - Election of Directors, Proposal II - Ratify appointment of Company's independent auditors, KPMG Peat Marwick LLP. The results of voting on these proposals are as follows:

     Proposal I - Election of Directors

        Director                                     For                     Against               Elected

        Joseph R. Tomkinson                       6,793,984                  45,105                    Yes
        James Walsh                               6,795,734                  43,355                    Yes
        Frank P. Filipps                          6,795,734                  43,355                    Yes
        Stephan R. Peers                          6,794,234                  44,855                    Yes
        Thomas J. Poletti                         6,795,734                  43,355                    Yes
        Timothy R. Busch                          6,791,519                  47,570                    Yes

     All directors are elected annually at the Company's annual stockholders' meeting.

     Proposal II - Appointment of independent auditors

     Proposal II was approved with 6,781,665 shares voted for, 29,789 voted against, and 27,635 abstained from voting thereby ratifying the appointment of KPMG Peat Marwick LLP as the Company's independent auditors.

     ITEM 5: OTHER INFORMATION

      On July 23, 1998, Ronald M. Morrison was appointed General Counsel and Secretary of the Company.


     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

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

Date: November 13, 1998