Form 10-K
period 1998-12-31
IMPAC COMMERCIAL HOLDINGS INC
filed 1999-02-26
CIK 1036615

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   _________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____________________to_____________________

                        Commission File Number: 0-13091

                              _____________________

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

                              _____________________

          Securities registered pursuant to Section 12(b) of the Act:


       Title of each class            Name of each exchange on which registered
       -------------------            -----------------------------------------
   Common Stock $0.01 par value                  American Stock Exchange

                              _____________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  On February 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48.9 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of February 16, 1999, was 8,625,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Definitive Proxy Statement, issued in connection with the 1999 Annual Meeting of Stockholders of the Registrant, are incorporated by reference into Part III.

================================================================================

                        IMPAC COMMERCIAL HOLDINGS, INC.

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS



                                                                                                                Page
                                                                                                                ----
                                                            PART I

ITEM 1.        BUSINESS........................................................................................   3

ITEM 2.        PROPERTIES......................................................................................  31

ITEM 3.        LEGAL PROCEEDINGS...............................................................................  31

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  31

                                                            PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................  32

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA............................................................  34

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  36

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  46

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................  50

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE............................................................................  50

                                                           PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................  51

ITEM 11.       EXECUTIVE COMPENSATION..........................................................................  51

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................  51

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................  51

                                                            PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................  52

SIGNATURES.....................................................................................................  54

                                     PART I


  Certain information contained in this Report constitutes forward-looking statements under the Securities Act and the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Item 1. Business--Risk Factors" as well as those discussed elsewhere in this Report.

ITEM 1.  BUSINESS

  Impac Commercial Holdings, Inc. was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc. and changed its name to IMH Commercial Holdings, Inc. in June 1997. Subsequently, by a vote of stockholders on January 28, 1998, IMH Commercial Holdings, Inc. changed its name to Impac Commercial Holdings, Inc. References to the "Company" refer to Impac Commercial Holdings, Inc. ("ICH") and its subsidiaries, Impac Commercial Assets Corporation ("ICH Assets"), IMH/ICH Dove Street, LLC ("Dove") and Impac Commercial Capital Corporation, (together with its wholly-owned subsidiary ICCC Secured Assets Corporation, ("ICCC")). References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from ICH Assets, Dove or ICCC.

General

  The Company was formed to seek opportunities in the commercial mortgage market, including the origination, purchase, securitization and sale of commercial mortgages and investment in commercial mortgages and commercial mortgage-backed securities. Commercial mortgage assets include mortgage loans on condominium-conversions, commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations, which, to date, has invested primarily in Commercial Mortgages and mortgage-backed securities on commercial properties ("CMBSs") and, subsequent to ICH's initial public offering ("IPO") in August of 1997, the Conduit Operations, conducted by ICCC, which originates and purchases and securitizes and sells Commercial Mortgages. The Company's Conduit Operations operates three divisions: the CommercialExpress Division, the ConduitExpress Division, and the CondoSelect Division. The Company is a specialty commercial property finance company that elects to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

  ICH's non-compete agreement with Impac Mortgage Holdings, Inc. ("IMH"), an affiliate of the Company, expired in March 1998 and, as a result, ICH now has the ability to invest in single-family residential mortgages held-for-investment, investment securities available-for-sale, residual interests in securitizations, and finance receivables ("Residential Mortgage Assets"). To date, ICH has not invested in any Residential Mortgage Assets and there can be no assurance that ICH will invest in any such assets in the future. Due to the asset size of ICH, any investments in Residential Mortgage Assets may constitute a substantial percentage of the Company's total investments in mortgage assets.

The Manager

  RAI Advisors, LLC ("RAI" or the "Manager") was formed as a vehicle through which the management team of IMH could effectively manage the operations of the Company, IMH and future real estate investment trusts. This management team oversees the day-to-day operations of the Company pursuant to a management agreement among the Manager, ICH and ICCC. The Manager is responsible for (1) asset-liability management primarily the analysis and oversight of the purchasing, financing and disposition of the Company's assets, (2) capital management primarily the oversight of the Company's capital raising and (3) investor relations activities and operations management primarily the oversight of ICH's operating subsidiaries. The Manager has also entered into a submanagement agreement (the "Submanagement Agreement") with Impac Funding Corporation ("IFC"), IMH's conduit operations, to provide substantially all of the administrative services required by the Company.

Long-Term Investment Operations

  The Long-Term Investment Operations, conducted by ICH, invests in mortgage loans to be held as long-term investment and mortgage-backed securities ("MBSs"). Income is earned principally from net interest income earned on mortgage loans and MBSs held in the long-term investment portfolio and on short-term warehouse loans or finance receivables. The purchase of mortgage loans and MBSs are financed with capital, long-term financing through Collateralized Mortgage Obligations ("CMOs") and borrowings under warehouse line and reverse repurchase agreements. To date, the Long-Term Investment Operations has invested primarily in Commercial Mortgages and CMBSs. ICCC supports the investment objectives of ICH by selling Commercial Mortgages and CMBSs to ICH at costs that are comparable to those available through investment bankers and other third parties.

 Commercial Mortgages Held in the Portfolio

  The Company originates Commercial Mortgages through its Conduit Operations, conducted by ICCC. All Commercial Mortgages originated by ICCC are offered to ICH at costs that are comparable to those available through investment bankers and other third parties. ICH invests a portion of its assets in these Commercial Mortgages, which are held in the long-term investment portfolio. Initially, the Commercial Mortgages are held in the long-term investment portfolio as Commercial Mortgages held-for-investment and are financed by short-term warehouse line agreements and capital. The Commercial Mortgages held-for-investment are used as collateral for the issuance of CMOs which provide the Company with long-term financing to fund its Commercial Mortgages. At the time CMOs are issued, the Commercial Mortgages are reflected on the balance sheet as CMO collateral with a corresponding liability referred to as CMO borrowings. Although the Company has acquired all Commercial Mortgages held in its long-term investment portfolio from ICCC, the Company can, and in the future expects to, purchase mortgage loans from third party investors for long-term investment and for resale.

 Finance Receivables

  ICH provides short-term warehouse loans to ICCC to fund the origination and acquisition of Commercial Mortgages during the time between the closing of the Commercial Mortgages to their sale or other settlement with pre-approved investors or ICH. ICCC's outstanding balances on warehouse lines appear on ICH's balance sheet as finance receivables and are structured to qualify under REIT asset tests and to generate income qualifying under the 75% gross income test. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for a description of these warehouse lines.

 Investments in Mortgage-Backed Securities

  The Company may also acquire CMBSs and MBSs generated through its own securitization efforts as well as CMBSs and MBSs generated by third parties. In connection with the issuance of CMBSs by the Company in the form of real estate mortgage investment conduits ("REMICs"), ICH may retain the senior or subordinated securities as regular interests of a REMIC on a short-term or long-term basis. Any such retained CMBSs may include "principal only," "interest only" or residual interest securities or other interest rate or prepayment sensitive securities or investments. Any such retained securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  MBSs are securities that represent an interest in, or are secured by, mortgage loans. MBSs may pay fixed or floating rates of interest. MBSs generally have been structured as mortgage pass-through securities, although other structures are possible. With a typical mortgage pass-through security, payment of principal and interest on the underlying mortgages, following deduction of servicing expenses, is passed through directly to the holders of the securities. Mortgage pass-through securities represent an obligation of the issuer, secured by a pool of mortgage loans pledged as collateral for payments of principal and interest on the debt instrument. The issuer's obligation to pay principal and interest under a mortgage pass-through security is limited to the pledged collateral.

  MBSs generally are structured with some form of credit enhancement to protect against potential losses on the underlying mortgage loans. Credit support increases the likelihood of timely and full payment of principal and interest to the more senior class of MBSs. Because of the particular risks that accompany MBSs, the amount of such credit support may be substantial. Credit supports used in the MBS market has included issuer guarantees, reserve funds, subordinated securities (which bear the risks of default before the more senior classes of securities of the same issuer), cross-collateralization and over-collateralization. In addition to credit support, MBSs may be structured with liquidity protections intended to provide assurance of timely payment of principal and interest. Such protections may include surety bonds, letters of credit and payment advance agreements.

  The CMBS market is newer than the residential MBS market and in terms of total outstanding principal amount of issues is relatively small compared to the total size of the market for residential MBSs. CMBSs have been issued in public and private transactions by a variety of agency and private-label issuers. CMBSs have been issued using a variety of structures, some of which were developed in the residential mortgage market, including multi-class structures featuring senior and subordinated classes. Because of the great diversity in characteristics of the Commercial Mortgages that secure CMBSs, however, such securities have unique features and characteristics.

 Financing

  The Long-Term Investment Operations is principally financed through the issuance of CMOs, short-term borrowings under warehouse line and reverse repurchase agreements, and proceeds from the sale of capital stock. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for more information regarding the Company's financing arrangements.

  Collateralized Mortgage Obligations. As the Long-Term Investment Operations accumulates Commercial Mortgages in its long-term investment portfolio, the Company issues CMOs secured by such loans as a method of financing its Long-Term Investment Operations. The decision to issue CMOs will be based on the Company's current and future investment needs, market conditions and other factors. For accounting and tax purposes, the Commercial Mortgages financed through the issuance of CMOs will be treated as assets of the Company and the CMOs will be treated as debt of the Company, in situations when the CMO qualifies as a financing arrangement under Statement of Financial Accounting Standard No. 125 ("SFAS 125"). Each issuance of CMOs is expected to be fully payable from the principal and interest payments on the underlying Commercial Mortgages collateralizing such debt, any cash or other collateral required to be pledged as a condition to receiving the desired rating on the debt, and any investment income on such collateral. The Long-Term Investment Operations earns the net interest spread between the interest income on the Commercial Mortgages and the interest and other expenses associated with the CMO financing. The net interest spread may be directly impacted by the levels of prepayment of the underlying Commercial Mortgages and to the extent CMO classes have variable rates of interest, may be affected by changes in short-term interest rates. The Company believes that under prevailing market conditions an issuance of CMOs receiving other than an investment grade rating would require payment of an excessive yield to attract investors which would reduce net interest spread earned as a result of such CMO issuance. No assurance can be given that the Company will achieve the ratings it plans to seek for the CMOs. The CMOs are guaranteed for the holders by a mortgage loan insurer, giving the CMOs the highest rating established by a nationally recognized rating agency.

  Warehouse Line Agreements. The Company has warehouse facilities at interest rates that are consistent with the Company's financing objectives. A warehouse line agreement acts as a financing under which the Company pledges certain Commercial Mortgages as collateral to secure a short-term loan. Generally, the lender makes a loan in an amount equal to 75% to 92% of the fair market value of the pledged collateral. The Company's warehouse line agreements require the Company to pledge the collateral to be held by a third-party custodian. The Company's warehouse line agreements call for the Company to pledge cash, additional Commercial Mortgages or additional securities in the event the market value of the existing collateral declines. The terms of the warehouse line agreements stipulate that no Commercial Mortgage may be on the warehouse line agreement for more than 364 days. The interest rate is based upon one-month London interbank offered rate ("LIBOR") or Eurodollar rate plus a certain margin, depending on the type of mortgage collateral provided by the Company, and is repriced daily. In an event of default, the lender may force the liquidation of the pledged collateral subject to any bankruptcy proceeding rights and remedies available to a creditor.

  Reverse Repurchase Agreements. The Company also obtains reverse repurchase agreements with third-party lenders, at interest rates that are consistent with its financing objectives. Reverse repurchase agreements take the form of a sale of securities to the lender at a discounted price in return for the lender's agreement to resell the same securities to the borrower at a future date (the maturity of the borrowing) at an agreed price. A reverse repurchase agreement, although structured as a sale and repurchase obligation, acts as a financing vehicle under which the Company pledges certain mortgage loans and/or MBSs as collateral to secure a short-term loan. Generally, the other party to the agreement makes the loan in an amount equal to a percentage of the market value of the pledged collateral. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan in exchange for the return of its collateral. Under a reverse repurchase agreement, the Company retains the instruments of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders vote. Upon a payment default under such agreements, the lending party may liquidate the collateral. The borrowing agreements may require the Company to pledge cash, additional mortgage loans or MBSs in the event the market value of the existing collateral declines. The Company may be required to sell assets to reduce its borrowings to the extent that cash reserves are insufficient to cover such deficiencies in collateral.

  To reduce its exposure to the potential credit risk of reverse repurchase agreement lenders, the Company enters into such agreements with different parties and follows its own credit exposure procedures. The Company monitors the financial condition of its reverse repurchase agreement lenders on a regular basis, including the percentage of mortgage loans that are the subject of reverse repurchase agreements with any single lender. Notwithstanding these measures, no assurance can be given that the Company will be able to avoid such third party risks.

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

 Investment Policies

  The executive officers of the Company are empowered to make day-to-day investment decisions, including the issuance of commitments on behalf of the Company to purchase mortgage loans and MBSs meeting the investment criteria set from time to time by the Company's Board of Directors. Other than statutory limitations imposed in order to have ICH classified as a REIT, there is no current limitation set by the Board of Directors on the percentage of assets which the Company may invest in any one type of investment or the percentage of MBSs of any one issue which the Company may acquire. It is the Company's policy to acquire assets primarily for income and to finance its operations by warehouse line and reverse repurchase agreements, issuance of CMOs and CMBSs, and proceeds from the issuance of capital stock.

Conduit Operations

  ICCC began its mortgage conduit operations in January 1997. The Conduit Operations originates and purchases and subsequently securitizes and sells Commercial Mortgages primarily secured by first liens on commercial properties that are originated or purchased in accordance with ICCC's underwriting guidelines. As the Conduit Operations of the Company, ICCC acts as a flow originator and bulk purchaser of Commercial Mortgages. All Commercial Mortgages originated or purchased by ICCC will be made available for sale to ICH at the same price at which the loans were originated or purchased by ICCC or fair market value at the date of sale and subsequent transfer to ICH. Since ICCC's inception, ICCC has originated all Commercial Mortgages, however, ICCC can, and in the future expects to, purchase Commercial Mortgages from third party investors for long-term investment and for resale.

  The Company's Conduit Operations operates three divisions: the CommercialExpress Division, the ConduitExpress Division and the CondoSelect Division.

 CommercialExpress Division

  The CommercialExpress Division markets Commercial Mortgages directly to property owners who seek Commercial Mortgages to purchase a building or refinance an existing mortgage. The CommercialExpress Division offers smaller balance, primarily fixed rate, Commercial Mortgages to project owners or developers for smaller properties and projects than those offered by the ConduitExpress Division. The CommercialExpress Division's standard program are fixed rate Commercial Mortgages with principal balances ranging from $500,000 to $1.5 million. The amortization schedules range from 15 to 30 years with maturities of 10 or 15 years with a substantial balloon payment due at maturity and with a maximum loan-to-value ("LTV") generally not to exceed 80%. The CommercialExpress Division also offers adjustable rate Commercial Mortgages with a principal amount between $500,000 and $1.5 million. Such adjustable rate Commercial Mortgages bear interest based on LIBOR, 1-Year constant maturity treasury index ("CMT") or prime rate index plus, in each case, a spread, with amortization schedules ranging from 15 to 30 years and maturities of 5 to 15 years with a substantial balloon payment due at maturity and with a maximum LTV generally not to exceed 80%. ICCC utilizes short-term prepayment lock-outs and prepayment penalties in order to reduce its exposure to early mortgage loan payoffs. The Commercial Mortgages offered by the CommercialExpress Division generally utilize non-negotiable loan documents and limited scope third party reports which provide more efficient underwriting and closing. Processing and funding relating to these Commercial Mortgages are performed centrally at ICCC's executive offices. The CommercialExpress Division's marketing strategy is to solicit Commercial Mortgage originations through direct mailings to selected investors in commercial and multi-family real estate, and through advertising in various forms of mass media and trade magazines. The Company believes this centralized approach to processing and closing allows the CommercialExpress Division to originate Commercial Mortgages at a competitive cost.

 ConduitExpress Division

  Correspondent Origination. The Company's ConduitExpress Division offers larger principal balance Commercial Mortgages through specified correspondents such as savings and loan associations, banks, mortgage bankers and other mortgage brokers. These Commercial Mortgages are generally for projects of larger size as compared to those funded by the CommercialExpress Division. The ConduitExpress Division's strategic focus is to be a low cost national originator, through a national correspondent network, of Commercial Mortgages to be held for long-term investment or sold in the secondary market as whole loans or securitized as CMBSs. A key feature of this approach is the use of a national network of correspondent originators, which enables the Company to shift the high fixed costs of interfacing with the property owner to such correspondents. The marketing strategy for the ConduitExpress Division is designed to accomplish three objectives: (1) attract a geographically diverse group of correspondent loan originators, (2) establish relationships with such correspondents and facilitate their ability to offer a variety of Commercial Mortgage products designed by the ConduitExpress Division and (3) purchase Commercial Mortgages and securitize and sell them in the secondary market or to ICH.

  The ConduitExpress Division's standard programs are adjustable and fixed rate Commercial Mortgages with principal balances ranging from $1.5 million to $10.0 million. Adjustable rate Commercial Mortgages bear interest based on LIBOR, 1-Year CMT or prime rate index plus, in each case, a spread, with amortization schedules ranging from 15 to 30 years and maturities of 5 to 15 years with a substantial balloon payment due at maturity and with a maximum LTV generally not to exceed 75%. The ConduitExpress Division offers fixed rate Commercial Mortgages with amortization schedules range from 15 to 30 years with maturities of 5, 7, 10 or 15 years with a substantial balloon payment due at maturity and with a maximum LTV generally not to exceed 75%. The division utilizes full-term prepayment lockout and prepayment penalties in order to reduce its exposure to early mortgage loan payoffs as well.

  Correspondents are required to meet certain financial, insurance and performance requirements established by ICCC before they are eligible to participate in its correspondent program, and must submit to periodic reviews by ICCC to ensure continued compliance with these requirements. In addition, correspondents are required to have comprehensive loan origination quality control procedures. In connection with its qualification, each correspondent enters into an agreement that generally provides for recourse by ICCC against the correspondent in the event of certain defects with respect to Commercial Mortgages sold to ICCC. All Commercial Mortgages originated through correspondents are underwritten by ICCC.

  Bulk Purchases. In addition to originating Commercial Mortgages on a correspondent basis, the division may purchase Commercial Mortgages in bulk packages and on a flow basis. Bulk loan purchases are in the form of complete loan packages that have been originated and underwritten by financial institutions or Commercial Mortgage brokers. All Commercial Mortgages purchased on a bulk basis will be reviewed by ICCC's underwriting staff to determine that the loan packages are complete and materially comply with the Company's underwriting guidelines. Depending on the size of the pool of Commercial Mortgages purchased, the Company may engage a third-party underwriter to underwrite the Commercial Mortgages, determine credit grade, verify the quality of the appraisal, verify the operations of the property, including the Debt Service Coverage Ratios ("DSCR"), and on Commercial Mortgages with smaller balances, verify the borrower's employment status.

  The Company has established relationships with Commercial Mortgage brokers who are reviewed by the Company to ensure the quality and type of Commercial Mortgages originated. The Company will also analyze the financial conditions of the Commercial Mortgage brokers, including a review of the Commercial Mortgage brokers' licenses and financial statements. Upon approval, the Company expects to require Commercial Mortgage brokers to enter into a broker agreement with customary representations and warranties regarding the loans these Commercial Mortgage brokers will refer and sell to the Company.

 CondoSelect Division

  Through its CondoSelect Division, ICCC markets Commercial Mortgages directly to developers and project owners who have completed a condominium complex or the conversion of an apartment complex to a condominium complex, allowing developers and project owners to structure flexible financing on qualified condominium projects. Typical uses of the CondoSelect program are: (1) when existing financing precludes release provisions on individual units, (2) to replace existing matured loans, or (3) for acquisition financing. Commercial Mortgages offered by the CondoSelect Division are typically adjustable rate mortgages with an interest rate equal to a spread over six-month LIBOR, with an initial interest rate for the first 12 to 24 months, and are fully amortizing over a 30-year term. The typical Commercial Mortgage is between $3.0 million and $10.0 million, the current maximum LTV limits for such loans are (i) 65% of the combined retail market value of the sum of individual units and (ii) 80% of the value derived from an income approach as an apartment complex and the DSCR generally exceeds 1.25.

  The Company believes an opportunity has developed to finance the sale of previously constructed condominium complexes within certain geographic regions. Increases in the prices of single-family detached homes have decreased the ability of many potential first time home buyers to purchase such properties. In addition, the Company believes that rents for high quality apartments have substantially increased and vacancies for such apartments have substantially decreased. The Company believes that previously constructed condominium complexes have become an important alternative for first time buyers in certain geographic regions. In many cases tenants or third party buyers can purchase a condominium unit with a total debt service at or near their existing level of rent. These results combined with tax benefits and potential future appreciation provide a significant incentive for the first-time buyer who may be unable to afford a detached single family residence. The Company believes that these conditions provide a substantial financing opportunity.

  The Commercial Mortgages offered by the CondoSelect Division are designed for complete or partial condominium complexes that will be marketed to the home buying community in accordance with market demand. The final loan amount is based on both the retail value of the individual condominium unit and the current multi-family value. Each project must have a verified operating history that will provide adequate net income to cover the debt service. The CondoSelect Division offers Commercial Mortgages, which require master loan agreements that include provisions for cross-collateralization and cross-default of units within a complex. In addition, Commercial Mortgages offered by the CondoSelect Division are generally with full recourse to the sponsor/developer. The units may be released at par or on an accelerated basis depending on sales absorption, DSCRs and the integrity of sales values. DSCRs of similar income producing properties will be compared with those of the property to be financed at the time of origination of the Commercial Mortgage. The CondoSelect Division originates, underwrites, processes and funds Commercial Mortgages on a retail basis from ICCC's executive offices.

Commercial Mortgage Originations

  In light of the deterioration of the commercial mortgage-backed securitization market during the third and fourth quarters of 1998, the Company made significant changes in its business strategy and operations. The Company's business strategy was revised to focus on the origination of smaller balance loans that have higher margins, wider spreads and more profitability. Therefore, the Company is concentrating its efforts on the origination of CommercialExpress loans and de-emphasizing the origination of ConduitExpress loans until the commercial mortgage-backed securitization market stabilizes. CommercialExpress loans are Commercial Mortgages with balances generally from $500,000 to $3.0 million while ConduitExpress loans are Commercial Mortgages with balances generally from $3.0 million to $10.0 million. While this decision resulted in lower origination balances in the third and fourth quarters of 1998, the Company anticipates better results on the subsequent sale or securitization of its loans. Historically, the

Company's experience has been that CommercialExpress loans have generally had better pricing in the execution of whole loan sales and structured transactions than prices received on ConduitExpress loans. A factor in the higher profitability on CommercialExpress loans is the higher interest rate margins on these loans which generally range from 100 basis points to 150 basis points more than interest rate margins on ConduitExpress loans.

  The credit quality of the loans originated or purchased by ICCC will vary depending upon the specific program under which such loans are originated or purchased. The following table sets forth ICCC's Commercial Mortgage originations by type and by division for the periods shown:

                                                                                                               For the period from
                                                                                                                 January 15, 1997
                                                                                                                 (commencement of
                                                                                For the year ended              operations) through
                                                                                December 31, 1998                December 31, 1997
                                                                                ------------------             --------------------
                                                                                                      (in millions,
                                                                                              except for average loan size)
Fixed Rate Loans:
  ConduitExpress Division--
    Volume of Loans..........................................................   $           233.1               $            142.7
    Percent of total volume..................................................                54.8%                            61.1%
  CommercialExpress Division--
    Volume of Loans..........................................................               166.9                             37.6
    Percent of total volume..................................................                39.3%                            16.1%
  CondoSelect Division--
    Volume of Loans..........................................................                  --                               --
    Percent of total volume..................................................                  --%                              --%
                                                                                -----------------               ------------------
  Total Fixed Rate Loans--
    Volume of Loans..........................................................   $           400.0               $            180.3
    Percent of total volume..................................................                94.1%                            77.2%

Variable Rate Loans:
  ConduitExpress Division--
    Volume of Loans..........................................................   $             6.6               $             16.5
    Percent of total volume..................................................                 1.5%                             7.1%
  CommercialExpress Division--
    Volume of Loans..........................................................                 5.8                             13.1
    Percent of total volume..................................................                 1.4%                             5.6%
  CondoSelect Division--
    Volume of Loans..........................................................                12.7                             23.6
    Percent of total volume..................................................                 3.0%                            10.1%
                                                                                -----------------               ------------------
   Total Variable Rate Loans--
    Volume of Loans..........................................................   $            25.1               $             53.2
    Percent of total volume..................................................                 5.9%                            22.8%
Total Loan Originations......................................................   $           425.1               $            233.5
                                                                                =================               ==================
Average Loan Size............................................................   $         971,000               $          474,000

  ICCC's Commercial Mortgage origination and purchase activities typically focus on those regions of the country where higher volumes of Commercial Mortgages are originated. The highest concentration of Commercial Mortgages originated or purchased by ICCC relate to properties located in California because of the generally higher property values and mortgage loan balances prevalent in California. The following table sets forth the geographic distribution of ICCC's Commercial Mortgage originations for the periods shown:

                                                                                                   For the period from
                                                                                                    January 15, 1997
                                                                                                    (commencement of
                                                         For the year ended                        operations) through
                                                          December 31, 1998                         December 31, 1997
                                                     ----------------------------            -------------------------------
                                                     Aggregate     % of Aggregate             Aggregate       % of Aggregate
                                                     Principal       Principal                Principal          Principal
                                                      Balance         Balance                  Balance            Balance
                                                     ---------     --------------            ------------     --------------
                                                                            (dollars in millions)
California...................................        $ 183.1             43.1%               $   121.3              52.0%
Arizona......................................           59.6             14.0                     13.7               5.9
Texas........................................           47.0             11.1                     16.6               7.1
Washington...................................           33.4              7.9                       --                --
Ohio.........................................             --               --                     27.9              11.9
Others (1)...................................          102.0             23.9                     54.0              23.1
                                                     -------            -----                ---------           -------
                                                     $ 425.1            100.0%               $   233.5             100.0%
                                                     =======            =====                =========           =======

(1) No other state accounted for more than 5% of mortgage loans originations or acquisitions during the periods shown.

 Pricing

  ICCC establishes yield spreads at least once every business day for Commercial Mortgages it originates through its Conduit Operations based on prevailing market conditions. Different prices are established for the various types of Commercial Mortgages and rate-lock periods. ICCC's standard pricing is based on factors such as the anticipated price it would receive upon sale or securitization of such Commercial Mortgages, the anticipated interest spread realized during the accumulation period, the targeted profit margin and the anticipated issuance, credit enhancement and ongoing administrative costs associated with such sale or securitization. The credit enhancement cost component of ICCC's pricing is established for individual Commercial Mortgages or pools of Commercial Mortgages based upon the characteristics of such loans or loan pools. As the characteristics of the Commercial Mortgages or pools of Commercial Mortgages vary, this cost component is correspondingly adjusted upward or downward to reflect such variation. ICCC's adjustments are reviewed periodically by management to reflect changes in the cost of credit enhancements, see "--Securitization and Sale Process."

  Following the issuance of a rate-lock, ICCC is subject to the risk of interest rate fluctuations and enters into hedging transactions to minimize such risk. Hedging transactions may include, interest rate caps, floors and swaps, mandatory forward sales, mandatory or optional sales of futures and other financial futures transactions including U.S. Treasury obligations. The nature and quantity of hedging transactions are determined by the Company based on various factors, including market conditions, expected duration of the Commercial Mortgages and the expected securitization of Commercial Mortgages. Gains and losses on hedging transactions are deferred until the subsequent sale of the Commercial Mortgages.

 Underwriting and Quality Control

  Origination and Purchase Guidelines. ICCC has developed comprehensive guidelines for the origination or purchase of Commercial Mortgages by the Conduit Operations. Subject to certain exceptions, each Commercial Mortgage originated or purchased must conform to program guidelines with respect to, among other things, loan amount, type of property, loan-to-value ratio, type and amount of insurance, credit history of the borrower, DSCRs, sources of funds, appraisals and loan documentation. ICCC also performs a legal documentation review prior to the origination or purchase of any Commercial Mortgage. For Commercial Mortgages that are underwritten by contract underwriters, ICCC performs a full underwriting review prior to origination or purchase.

  Underwriting Methods. Commercial Mortgages have maximum loan amounts and LTV's and minimum DSCRs which are determined from time-to-time by the Executive Committee of ICCC. The DSCR for any Commercial Mortgage is the ratio of net underwritable cash flows produced by the related mortgaged property compared to the monthly payment due from the borrower on such property, in most cases as underwritten by the related originator and verified by the appraiser, to the amounts of principal and interest due under such Commercial Mortgages. Generally, net underwritable cash flows for a mortgaged property equals the operating revenues for such mortgaged property minus its operating expenses, replacement reserves, tenant improvements and leasing commissions, but without giving effect to debt service, depreciation and non-recurring capital expenditures and similar items. Appraisals and field inspections, performed by outside and certified inspectors, and title insurance are required for each Commercial Mortgage.

  ICCC's underwriting standards under its Commercial Mortgage lending programs are primarily intended to assess the economic value of the mortgaged property and the financial capabilities, credit standing and managerial ability of the borrower. In determining whether a loan should be made, ICCC will consider, among other things, the borrower's management experience, DSCRs, the borrower's overall financial position and the adequacy of such property as collateral for the Commercial Mortgage, and ICCC will also consider the creditworthiness of the borrower, the borrower's income, liquid assets and liabilities. While the primary consideration in underwriting a Commercial Mortgage is the property securing the Commercial Mortgage and its net underwritable cash flows, sufficient documentation on the borrower is required to establish the financial strength and ability of the borrower to successfully operate the property and meet its obligations under the note and deed of trust. Generally, Commercial Mortgages from the CondoSelect Division require recourse against the related borrower in the form of a guarantee.

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

  In addition to the considerations set forth above, with respect to Commercial Mortgages secured by commercial properties, ICCC's underwriting policies typically require that the usage is permitted under local zoning and use ordinances and the utilization of the commercial space is compatible with the property and neighborhood. If the property is an office building, the office building must have a stable occupancy history, must be located in a good office market area and in a conforming neighborhood and must have adequate parking. Industrial properties must be located in a conforming industrial marketplace and may not be used for the production, storage or treatment of toxic waste. Retail properties must be highly visible and located on a heavily traveled thoroughfare and typically have tenants on term leases. ICCC does not generally make loans secured by a property that has any of the following characteristics; inadequate maintenance or repairs as determined by ICCC, the property is subject to unacceptable covenants, the property is not to code or the cost of restoring the property to code is prohibitive or there is the existence of or potential for contamination by hazardous toxic materials as evidenced in environmental reports obtained by ICCC.

  ICCC analyzes the financial statements of the borrower to determine the borrower's equity in the mortgaged property and overall capitalization, particularly as it relates to real estate mortgage demands on equity. If the borrower's other real estate holdings are heavily encumbered or consist substantially of unimproved or underimproved properties having little or no gross income so that their debt service requirements may consume a high percentage of the rental income from the mortgaged property, ICCC analyzes whether the borrower will be able to meet all of the mortgaged property's loan obligations (expenses, debt service and equity return). In addition to DSCRs, the borrower's income and expense ratios may be calculated.

  In addition to the income from the mortgaged property, ICCC also evaluates the borrower's income as a possible secondary source of repayment for the Commercial Mortgage. In analyzing such income, ICCC considers, among other factors, employment or business history of the borrower and the stability and seasonality of the borrower's current employment or business. If the borrower derives income from rental property, ICCC evaluates the type of tenancy and the cash flow generated by the borrower's real estate portfolio. ICCC also reviews the borrower's credit history to determine the borrower's ability and willingness to repay debts. In general, ICCC will not grant a Commercial Mortgage to a borrower who has a history of slow payments or delinquencies, bankruptcies, collection actions, foreclosures or judgments against the borrower without adequate explanations for each exception.

Securitization and Sale Process

  General. The Conduit Operations utilizes warehouse line agreements with ICH to finance the origination and purchase of Commercial Mortgages. For a description of the terms of the Company's existing warehouse line agreements, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." When a sufficient volume of Commercial Mortgages with similar characteristics has been accumulated, generally $200 million to $300 million or more than 100 Commercial Mortgages, ICCC will securitize them through the issuance of CMBSs in the form of REMICs, sell them to ICH for the issuance of CMOs or resell them in bulk whole loan sales. The period between the time ICCC commits to purchase or originate a Commercial Mortgage and the time it sells or securitizes Commercial Mortgages generally ranges from 90 to 180 days, depending on certain factors, including the length of the purchase commitment period, the loan volume by product type and the securitization process.

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

  Credit Enhancement. Any REMICs or CMOs created by the Conduit Operations or the Long-Term Investment Operations are typically structured so that one or more of the classes of such securities are rated investment grade by at least one nationally recognized rating agency. In contrast to agency certificates (pass-through certificates guaranteed by the Federal National Mortgage Association ("FNMA"), or the Federal Home Loan Mortgage Corporation ("FHLMC") or the Governmental National Mortgage Association ("GNMA")) in which the principal and interest payments are guaranteed by the U.S. government or an agency thereof, securities created by the Conduit Operations or the Long-Term Investment Operations do not benefit from any such guarantee. The ratings for the Conduit Operations' REMICs or the Long-Term Investment Operations' CMOs are based upon the perceived credit risk by the applicable rating agency of the underlying Commercial Mortgages, the structure of the securities, and the associated level of credit enhancement. Credit enhancement is designed to provide protection to the security holders in the event of borrower defaults and other losses including those associated with fraud or reductions in the principal balances or interest rates on Commercial Mortgages as required by law or a bankruptcy court.

  The Conduit Operations or the Long-Term Investment Operations typically utilizes multiple forms of credit enhancement, including special hazard insurance, letters of credit, over-collateralization and subordination or any combination thereof. In determining whether to provide credit enhancement through subordination or other credit enhancement methods, the Conduit Operations and the Long-Term Investment Operations take into consideration the costs associated with each method.

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

  Ratings of CMBSs are based primarily upon the characteristics of the pool of underlying Commercial Mortgages and associated credit enhancements. A decline in the credit quality of such pools (including delinquencies and/or credit losses above initial expectations), or adverse developments in general economic trends affecting real estate values or the mortgage industry, could result in downgrades of such ratings.

Servicing

  ICCC generally originates Commercial Mortgages and retains servicing rights due to its belief that control over the servicing and collection functions with respect to such Commercial Mortgages is important to the realization of a satisfactory return. ICCC also acts as the servicer for all loans purchased by the Long-Term Investment Operations. ICCC has contracted with independent third parties, pursuant to sub-servicing agreements, (the "Sub-Servicing Agreements"), for the performance of its servicing functions. While ICCC expects to have its loans sub-serviced by others, ICCC may be retained for special servicing on the securities it issues. As part of this process, ICCC may in the future form a separate collection group to assist sub-servicers in the servicing of these Commercial Mortgages. ICCC has established guidelines for the servicing of mortgage loans and for monitoring the performance of other loan servicers which service mortgage loans for the Company. Servicing includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow or impound funds for payment of taxes and insurance, making required inspections of the mortgaged property, contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of unremedied defaults in accordance with the Company's guidelines.

  The following table sets forth certain information regarding ICCC's servicing portfolio of loans for the periods shown:

                                                                                                                   Period from
                                                                                                                January 15, 1997
                                                                                                                (commencement of
                                                                                For the year ended             operations) through
                                                                                 December 31, 1998              December 31, 1997
                                                                                ------------------             ------------------
                                                                                         (dollars in millions, except for
                                                                                                average loan size)
   Beginning servicing portfolio..............................................      $    169.2                    $      --
   Loans added to the servicing portfolio.....................................           425.1                        251.1
   Loans sold servicing released and principal paydowns (1)...................          (215.3)                       (81.9)
                                                                                    ----------                    ---------
   Ending servicing portfolio.................................................      $    379.0                    $   169.2
                                                                                    ==========                    =========
   Number of loans serviced...................................................             443                          559
   Average loan size..........................................................      $  856,000                    $ 303,000
   Weighted average interest rate.............................................            8.09%                        8.45%

_______________
(1) Includes normal principal amortization and prepayments.

  ICCC currently originates or purchases all of its mortgage loans on a "servicing released" basis and thereby acquires the servicing rights. Mortgage loans purchased on a servicing released basis are unencumbered by any obligation on the part of the party purchasing the mortgages to pay a fee to a third party to service the mortgage loans. The rights of any party to service mortgage loans for a fee are commonly referred to as "mortgage servicing rights" or "MSRs." ICCC subcontracts all of its servicing obligations under Commercial Mortgages originated or purchased on a "servicing released basis" pursuant to the Sub-Servicing Agreements with terms that are in accordance with ICCC's guidelines, the Commercial Mortgage documents, customary and usual standards for servicers of Commercial Mortgages and applicable laws. Commercial Mortgage servicing fees paid to these sub-servicers generally range from 0.03% to 0.25% per annum on the declining principal balances of the loans sub-serviced or an amount based on the type and number of loans serviced. Each sub-servicer is required to pay all expenses related to the performance of its duties under the Sub-Servicing Agreements. Each Sub-Servicing Agreement is cancelable by either party upon giving notice. The Company believes that the terms of the Sub-Servicing Agreements are comparable to industry standards.

  ICCC may terminate a Sub-Servicing Agreement with any subservicer upon the occurrence of one or more of the events specified in the Sub-Servicing Agreements. Such events generally relate to the sub-servicer's proper and timely performance of its duties and obligations under the Sub-Servicing Agreement and the sub-servicer's financial stability. In addition, ICCC has the right to terminate any Sub-Servicing Agreement with respect to any or all of the Commercial Mortgages sub-serviced thereunder, without cause upon 30 to 90 days' notice and may require a termination fee that is comparable to termination fees generally found in the industry. If required, the termination fee will be based on the aggregate outstanding principal amount of the Commercial Mortgages serviced under the Sub-Servicing Agreement. Each Sub-Servicing Agreement provides that the sub-servicer may not assign any of its rights or obligations with respect to the Commercial Mortgages serviced for ICCC without ICCC's consent. With respect to Commercial Mortgages that support CMOs or CMBSs, ICCC may not be able to terminate a sub-servicer without the approval of the trustee or bond insurer for such securities.

  In the future, ICCC may offer its correspondents of Commercial Mortgages the opportunity to retain commercial mortgage servicing rights to the Commercial Mortgages sold by them to the Company, but only to the extent that it is consistent with ICH's classification as a REIT. Each servicer will enter into an agreement with the Company to service the Commercial Mortgages for ICCC in accordance with ICCC's guidelines, the Commercial Mortgage documents, customary and usual standards for servicers of Commercial Mortgages and applicable laws (the "Servicing Agreements"). The Company believes that the terms of these Servicing Agreements will be comparable to industry standards.

  The Company issues CMBSs or CMOs backed by the Commercial Mortgages it originates or purchases through its Conduit Operations or Long-Term Investment Operations. When CMBSs or CMOs are issued, a trust is created, and Commercial Mortgages are deposited into the trust for the benefit of the holders of the securities. When the trust is created, the loan servicing function for the Commercial Mortgages deposited into the trust are commonly divided into two areas of responsibility: master servicing and special servicing. The trustee and the depositor of the Commercial Mortgages enter into an agreement, typically called a pooling and servicing agreement, with one or more parties who will assume the responsibilities for master servicing and special servicing. Master servicing generally includes all of the servicing activities associated with non-defaulted Commercial Mortgages which typically includes collecting and remitting loan payments, making required advances, accounting for principal and interest, holding escrow impound or reserve funds for payment of taxes and insurance, making inspections or improvements of the mortgaged property, and remitting funds and reporting to the trustee. Special servicing generally includes managing all loan default matters and other more complicated issues associated with the servicing of the loans. Special servicing generally includes contacting delinquent borrowers and supervising foreclosures and property dispositions in the event of borrower defaults which are not remedied. Special servicing also includes overseeing condemnation issues, insurance claims for casualty losses on collateral property and other matters of this nature. ICCC contracts with qualified Commercial Mortgage master servicers to assume the master servicing and special servicing roles. In the future, the Company may act as special servicer. The Company believes that acting as special servicer will allow it to monitor and manage those matters of significant risk associated with the Commercial Mortgages. In this manner, the Company believes it will be best positioned to protect any beneficial interest it may retain in the trusts it creates. However, the Company reserves the right to act as either the master servicer, the special servicer, both or neither in the future.

  When ICCC purchases Commercial Mortgages that include the associated Commercial Mortgage servicing rights ("CMSRs") or originates Commercial Mortgages, the allocated cost of the servicing rights will be reflected on its financial statements as CMSRs. CMSRs will be amortized in proportion to, and over the period of, expected future net servicing income. SFAS No. 125 requires that a portion of the cost of originating or purchasing a mortgage loan be allocated to the mortgage loan servicing rights based on its fair value relative to the fair value of the components of the loan. To determine the fair value of the servicing rights created, ICCC uses a valuation model that calculates the present value of future net servicing revenues to determine the fair value of the servicing rights. In using this valuation method, ICCC incorporates assumptions that it believes market participants would use in estimating future net servicing income which include estimates of the cost of servicing or sub-servicing, an inflation rate, ancillary income per Commercial

Mortgage, a prepayment rate, loss severity, a default rate and a discount rate commensurate with the risks involved. During periods of declining interest rates, prepayments on mortgage loans increase as borrowers look to refinance at lower rates, resulting in a decrease in the value of the mortgage loan servicing portfolio. Mortgage loans with higher interest rates are more likely to result in prepayments.

Regulation

  The rules and regulations applicable to the Conduit Operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Additionally, there are various state and local laws and regulations affecting the Conduit Operations. ICCC is licensed in those states requiring such a license. Mortgage operations also may be subject to applicable state usury statutes. The Company believes it is presently in material compliance with all material rules and regulations to which it is subject.

Competition

  In originating Commercial Mortgages and issuing CMBSs, the Company competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities purchasing mortgage assets. CMBSs issued by the Conduit Operations and CMOs issued by the Long-Term Investment Operations face competition from other investment opportunities available to prospective investors. The Company faces competition in its Conduit Operations from other financial institutions, including but not limited to banks and investment banks. Many of the institutions with which the Company competes in its Conduit Operations have significantly greater financial resources than the Company.

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

  In acquiring residential loans and residential mortgage-backed securities, the Company will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, and other entities purchasing mortgage assets, most of which have greater financial resources than the Company. The existence of these competitors may increase competition for the available supply of residential mortgage assets suitable for purchase by the Company. Increased competition for the acquisition of eligible residential mortgage assets or a diminution in the supply could result in higher prices and, thus, lower yields on such residential mortgage assets.

Employees

  All employees and operating management of the Company are employees of ICCC. As of December 31, 1998, ICCC had approximately 48 employees, as compared to approximately 50 employees at December 31, 1997. The Company believes that relations with its employees are good. The Company is not a party to any collective bargaining agreement.

Risk Factors

  In addition to the other information in the Form 10-K, the following factors should be considered in evaluating the Company and its business.

Current Conditions of Mortgage Industry Adversely Affect Our Liquidity and Our Ability to Pay Dividends

  We must access liquidity to continue our operations, grow our asset base and pay dividends. We have traditionally derived our liquidity from three sources:

  .  financing facilities provided to us by others to acquire mortgage assets;

  .  whole loan sales and securitizations of acquired mortgage loans, and

  .  sales of equity securities.

  Margin Calls on Financing Facilities Have Adversely Affected Our Operations and Resulted in Losses

  Until recently, we have not had difficulty in obtaining favorable financing facilities or in selling acquired mortgage loans. However, recently the mortgage industry has experienced substantial turmoil as a result of a lack of liquidity in the secondary markets. Investors have expressed unwillingness to purchase interests in securitizations due in part to:

  . higher than expected credit losses on many companies' securitization interests, and

  . the widening of returns expected by institutional investors on securitization interests over the prevailing Treasury rate.

  As a result, many mortgage loan originators, including our company, have been unable to access the securitization market on favorable terms and some other companies have declared bankruptcy. Originators have been required to sell loans on a whole loan basis and liquidate holdings of mortgage-backed securities to repay financing facilities. However, the large influx of loans available for sale on a whole loan basis has affected the pricing offered for these loans which in turn has reduced the value of the collateral underlying the financing facilities. Therefore, many providers of financing facilities have initiated margin calls. Margin calls result when our lenders evaluate the market value of the collateral securing our financing facilities and require us to provide them with additional equity or collateral to secure our borrowings. Late in the third quarter and in the fourth quarter of 1998, we experienced substantial margin calls on borrowings secured by mortgage loans and mortgage backed securities which we were unable to sell through securitizations. We delayed the payment of our third quarter dividend and sold mortgage-backed securities and mortgage loans on a whole loan basis as a result of these margin calls. We did not declare a dividend for the fourth quarter of 1998. Future margin calls will adversely affect our ability to pay dividends in future periods.

  Our financing facilities are short-term borrowings. Due to the turmoil in the mortgage industry, many traditional providers of financing facilities have been unwilling to provide facilities on favorable terms or at all. If we cannot renew or replace maturing borrowings, we will have to sell on a whole loan basis the loans securing these facilities and, depending upon market conditions, these sales may result in substantial losses.

 Deterioration of Secondary Market Has Adversely Affected Our Operations

  If we cannot profitably securitize or sell on a whole loan basis a sufficient number of our mortgage loans in a particular financial reporting period, then our revenues for such period will decline. As a result of turmoil in the securitization market, many mortgage lenders, including our company, have been required to sell mortgage loans on a whole loan basis under adverse market conditions in order to generate liquidity. Many of these sales were made at prices lower than our carrying value of the mortgage loans and we experienced losses. We cannot assure you that we will be able to continue to sell our loans on a whole loan basis profitably or at all.

  Gains on sales from our securitizations have historically represented most of our earnings. Our ability to complete securitizations is dependent upon general conditions in the securities and secondary markets and the credit quality of the mortgage loans. We are currently unable to profitably access the securitization market to sell our loans. To improve liquidity and to meet our obligations to our financing sources, we were required to sell our mortgage assets. Our future cash flows will be negatively impacted if the turmoil in the mortgage-backed securities market continues and by the elimination of the cash flows that would have been realized from the securities that are sold.

  In addition, delays in closing sales of our loans increase our risk by increasing the warehousing period for the loans, further exposing our company to credit risk. If we continue to be unable to profitably complete securitizations or whole loan sales, we will be required to utilize other sources of financing which may be on less favorable terms or not available to all. These trends may continue to adversely affect our operations and our ability to pay dividends in the future.

   Inability to Access Capital Markets and Generate Liquidity will Continue to Adversely Affect Our Operations and May Result in Losses

  We do not believe our current operating cash flows are sufficient to fund our lending activities and the growth of our mortgage assets, to pay cash dividends at historical levels. We continue to explore alternatives for increasing our liquidity through additional asset sales and capital raising efforts. However, we cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. If we cannot raise cash by selling debt and equity, we may be forced to sell our assets at unfavorable prices or discontinue various business activities. Our inability to access the capital markets will have a negative impact on our earnings and ability to pay dividends.

  REIT provisions of the Internal Revenue Code require us to distribute to our stockholders substantially all of our taxable income. These provisions restrict our ability to retain earnings at our long term-investment operations and renew capital for our business activities. We may decide in future periods not to be treated as a REIT which would cause us to be taxed at the corporate level and to cease paying regular dividends. Also, to date a large portion of our dividends to stockholders consisted of distributions by our conduit operations subsidiary to our long-term investment operations entity. However, our conduit operations was not and is not required under the REIT provisions to make these distributions. Since we are trying to retain earnings for future growth and due to liquidity concerns, we may not cause our conduit operations subsidiary to make these distributions in the future. This would materially affect the amount of dividends, if any, paid by us to our stockholders.

Our Prior History is Not Reflective of Future Performance

  Our historical financial performance is of limited relevance in predicting our future performance. We began our operations in January 1997. Although our mortgage loan originations and total revenues have grown substantially, we had a net loss for the year ended December 31, 1998. We believe that our origination levels and profitability will continue to be adversely affected if the turmoil in the mortgage industry continues. Our future operating results will depend largely upon our ability to expand our long-term investment operations and our conduit operations. We cannot assure you that we will be able to successfully grow or that our operations will be profitable in the future. We cannot assure you that any prior rates of growth can be sustained or that they are indicative of future results. It is unlikely that any of our future dividends will be equal to or more than those dividends we have paid in the past.

  The loans we purchased to date and included in our securitizations have been outstanding for a relatively short period of time and our delinquency and loss experience to date may not be indicative of future results. It is unlikely that we will be able to maintain our delinquency and loan loss ratios at their present levels as our portfolio becomes more seasoned.

Our Borrowings and Substantial Leverage May Cause Losses

 Risks of Use of Collateralized Mortgage Obligations

  To grow our investment portfolio, we borrow a substantial portion of the market value of substantially all of our investments in mortgage loans and mortgage-backed securities. We currently prefer to use collateralized mortgage obligations as financing vehicles to increase our leverage, since mortgage loans held for collateralized mortgage obligation collateral are retained for investment rather than sold in a secondary market transaction. Retaining mortgage loans as collateralized mortgage obligation collateral exposes our operations to greater credit losses than the use of securitization techniques that are treated as sales. In creating a collateralized mortgage obligation, we make a cash equity investment to fund collateral in excess of the amount of the securities issued. If we experience credit losses on the pool of loans subject to the collateralized mortgage obligation greater than we expected, the value of our equity investment decreases and we would have to adjust the value of the investment in our financial statements.

 Renewal Risks of Financing Facilities

  We rely on short-term borrowings to purchase long-term mortgage loans and mortgage-backed securities. If we cannot renew or replace borrowings that are about to expire, we may have to sell all or a portion of these loans and investment securities. We could incur losses in this event depending upon market conditions. In addition, we may have to terminate hedge positions, which could result in further losses.

 Cost of Borrowings May Exceed Return on Assets

  The cost of borrowings under our financing facilities corresponds to a referenced interest rate plus or minus a margin. The margin varies depending on factors such as the nature and liquidity of the underlying collateral and the availability of financing in the market. We will experience net interest losses if the returns on our assets financed with borrowed funds fail to cover the cost of our borrowings.

 Default Risks Under Financing Facilities

  If we default under our collateralized borrowings, our lenders could force us to liquidate the collateral. If the value of the collateral is less than the amount borrowed, we would be required to pay the difference in cash. If we were to declare bankruptcy, some of our reverse repurchase agreements may obtain special treatment and our creditors would then be allowed to liquidate the collateral without any delay. On the other hand, if a lender with whom we have a reverse repurchase agreement declares bankruptcy, we might experience difficulty repurchasing our collateral, or enforcing our claim for damages, and it is possible that our claim could be repudiated and we could be treated as an unsecured creditor. If this occurs, our claims would be subject to significant delay and we may receive substantially less than our actual damages.

 Risk of Lack of Return of Investment on Liquidation

  We have pledged a substantial portion of our assets to secure the repayment of collateralized mortgage obligations issued in securitizations, our financing facilities or other borrowings. We will also pledge substantially all of our current and future commercial mortgages to secure borrowings pending their securitization or sale. The cash flows we receive from our investments that have not yet been distributed, pledged or used to acquire commercial mortgages or other investments may be the only unpledged assets available to our unsecured creditors and you if our company were liquidated.

Interest Rate Fluctuations May Adversely Affect Our Operating Results

  Our operations may be adversely affected by rising and falling interest rates. Higher interest rates may discourage potential borrowers from refinancing mortgages or borrowing to purchase or expand commercial property. This may decrease the amount of mortgages available to be acquired by our conduit operations. If short-term interest rates exceed long-term interest rates, there is a higher risk of increased loan prepayments, as borrowers may seek to refinance their mortgage loans at lower long-term interest rates. Increased loan prepayments could lead to a reduction in the number of loans we service, the fees we receive for loan servicing and our loan servicing income.

  We are subject to the risk of rising mortgage interest rates between the time we commit to purchase commercial mortgages at a fixed price and the time we sell or securitize those mortgages. An increase in interest rates will generally result in a decrease in the market value of commercial mortgages that we have committed to purchase at a fixed price, but have not yet sold or securitized.

 Risks of Repricing of Assets and Liabilities

  Our principal source of revenue is net interest income or net interest spread, which is the difference between the interest we earn on our interest earning assets and the interest we pay on our interest bearing liabilities. The rates we pay on our borrowings are independent of the rates we earn on our assets and may be subject to more frequent periodic rate adjustments. Therefore, we could experience a decrease in net interest income or a net interest loss because the interest rates on our borrowings could increase faster than the interest rates on our assets. If our net interest spread becomes negative, we will be paying more interest on our borrowings than we will be earning on our assets and we will be exposed to a significant risk of loss.

  Additionally, the rates paid on our borrowings and the rates received on our assets may be based upon different indices (i.e., LIBOR, U.S. Treasuries, etc.). If the index used to determine the rate on our borrowings increases faster than the index used to determine the rate on our assets, we will experience a declining net interest spread which will have a negative impact on our profitability and may result in losses.

 Risks of Adjustable Rate Mortgages

  A significant portion of the mortgage assets held by our long-term investment operations are adjustable rate mortgages or bear interest based upon short-term interest rate indices. We generally fund these mortgage assets with borrowings. To the extent that there is a difference between the interest rate index used to determine the interest rate on our adjustable rate mortgage assets and the interest rate index used to determine the borrowing rate for our related financing, our business may be negatively impacted.

 Interest Rate Caps

  Adjustable rate mortgages typically have interest rate caps which limit interest rates charged to the borrower during any given period. Our borrowings are not subject to similar restrictions. In a period of rapidly increasing interest rates, the interest rates we pay on our borrowings could increase without limitation, while the interest rates we earn on our adjustable rate mortgage assets would be capped. If this occurs, our net earnings could be significantly reduced or we could suffer a net interest loss.

 Payment Caps

  Some of our adjustable rate mortgages may be subject to payment caps meaning some portion of the interest accruing on the mortgage is deferred and added to the outstanding principal. Our borrowings do not have similar provisions. This could cause us to receive less cash on our adjustable rate assets than the interest due on our related borrowings. Also, the increased principal amount outstanding as a result of interest deferral may result in a higher rate of defaults on these loans.

Our Quarterly Operating Results May Fluctuate

  Our results of operations, and more specifically our earnings, may significantly fluctuate from quarter to quarter based on several factors, including:

 .    changes in the amount of loans we originate;
 .    differences between our cost of funds on borrowings and the average interest rates earned on our loans;
 .    inability or decisions not to complete significant bulk whole loan sales or securitizations in a particular quarter, and
 .    problems generally affecting the mortgage loan industry.

  A delay in closing a particular mortgage loan sale or securitization would also increase our exposure to interest rate fluctuations by lengthening the period during which our variable rate borrowings under our warehouse facilities are outstanding. If we were unable to sell a sufficient number of mortgage loans at a premium during a particular reporting period, our revenues for that period would decline, which could have a material adverse affect on our operations. As a result, our stock price could also fluctuate.

Our Share Prices Have Been and May Continue to be Highly Volatile

  The market price of our common stock has been extremely volatile. During the third quarter of 1998 our stock reached a high of $11.63 and a low of $1.81. On December 31, 1998, the closing sale price was $5.38. The market price of our common stock is likely to continue to be highly volatile and could be significantly affected by factors including:

 .    availability of liquidity;
 .    volatility in the securitization market;
 .    whole loan sale pricing;
 .    margin calls by warehouse lenders;
 .    actual or anticipated fluctuations in our operating results;

 .    interest rates;
 .    prepayments on mortgages;
 .    valuations of securitization related assets;
 .    cost of funds, and
 .    general market conditions.

  In addition, significant price and volume fluctuations in the stock market have particularly affected the market prices for the common stocks of specialty finance companies such as ours. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock.

  If our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our common stock could also be materially adversely affected.

Prepayments of Commercial Mortgages May Adversely Affect Our Operations

  To reduce our exposure on prepayment, we generally prohibit our commercial mortgage borrowers (other than condo-conversions and other multi-family properties) from prepaying the mortgage for a period of time and penalize the borrowers for early prepayment. However, mortgage prepayment rates vary from time to time which may change the amount of our net interest income. Mortgage prepayments generally increase when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans and general economic conditions. Most of our adjustable rate mortgages and those backing mortgage-backed securities are originated within six months of the time we purchased the mortgages and generally bear initial interest rates which are lower than their "fully-indexed" amount (the applicable index plus the margin). If we acquire these mortgages at a premium and they are prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we would not have received interest at the fully-indexed rate during such period. This means we would lose the opportunity to earn interest at that rate over the expected life of the mortgage. Also, if prepayments on our adjustable rate mortgage loans increase when interest rates are declining, our net interest income may decrease if we cannot reinvest the prepayments in mortgage assets bearing comparable rates.

  Such prepayment restrictions can, but do not necessarily, provide a deterrent to prepayments. In addition, the borrower on a commercial mortgage may not be able to pay all or a portion of any required prepayment charges. This may occur where the prepayment results from acceleration of the commercial mortgage following a payment default. At the time any prepayment charges are required to be made in connection with a defaulted commercial mortgage, foreclosure proceeds may not be sufficient to make such payments. We also do not know that the obligation to pay such prepayment charge will be enforceable under applicable law.

  We currently acquire mortgages on a "servicing released" basis, meaning we acquire both the mortgages and the rights to service them. This strategy requires us to pay a higher purchase price or premium for the mortgages. If any mortgage loans that we acquired at a premium are prepaid, generally accepted accounting principles require us to immediately write off any remaining capitalized premium amount, which would decrease our interest income.

Value of Our Portfolio of Mortgage-Backed Securities May be Adversely Affected

  We invest in mortgage-backed securities known as "interest-only," "principal-only," residual interest and subordinated securities. These securities are either created through our own securitizations or those of third parties. Investments in residual interest and subordinated securities are much riskier than investments in senior mortgage-backed securities because these subordinated securities bear all credit losses prior to the related senior securities. On a percentage basis, the risk associated with holding residual interest and subordinated securities is greater than holding the underlying mortgage loans directly due to the concentration of losses in the subordinated securities.

  We estimate future cash flows from these securities and value them utilizing assumptions based in part on projected discount rates, mortgage loan prepayments and credit losses. If our actual experience differs from our assumptions, we would be required to reduce the value of these securities. The market for our asset-backed securities is extremely limited and we cannot assure you that we could sell these securities at their reported value or at all or that we could recoup our initial investment.

  We also bear the risk of loss on any mortgage-backed securities we purchase in the secondary mortgage market. If third parties have been contracted to insure against these types of losses, we would be dependent in part upon the creditworthiness and claims paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. The insurance coverage for various types of losses is limited, and we bear the risk of any losses in excess of the limitation or outside of the insurance coverage.

  In addition, we may not obtain our anticipated yield or we may incur losses if the credit support available within certain mortgage-backed securities is inadequate due to unanticipated levels of losses, or due to difficulties experienced by the credit support provider. If we encounter delays or difficulties in servicing mortgage-backed securities, it may cause greater losses and, therefore, greater resort to credit support than was originally anticipated, and may cause a rating agency to downgrade certain classes of our securities.

  The commercial mortgage-backed security market is newer and has a relatively small amount of total outstanding principal amount of issues compared to the market for residential mortgage-backed securities. Thus, rating agencies have not had substantial experience over a long period through different economic cycles in assigning ratings to commercial mortgage-backed securities or monitoring previously rated commercial mortgage-backed securities. Difficulties encountered in servicing may cause a rating agency to reevaluate or downgrade the credit quality of an issue of commercial mortgage-backed securities.

We May Undertake Additional Risks by Depending on Securitizations

 Potential Losses Related to Recourse Obligations

  Mortgage-backed securities issued in connection with our securitizations have been non-recourse to us, except in the case of a breach of standard representations and warranties made by us when the loans are securitized. While we have recourse against the sellers of mortgage loans, we cannot assure you that they will honor their obligations. We also engaged in bulk whole loan sales pursuant to agreements that provide for recourse by the purchaser against us. In some cases, the remedies available to a purchaser of mortgage loans from us are broader than those available to us against those who sell us these loans. If a purchaser exercises its rights against us, we may not always be able to enforce whatever remedies we may have against our sellers.

 Dependence on Securitizations for Liquidity

  We rely significantly upon securitizations to generate cash proceeds to repay borrowings and to create credit availability. Gains on sales from our securitizations represent a significant portion of our earnings. Several factors are expected to affect our ability to complete securitizations of our commercial mortgages, including:

 .    conditions in the securities markets;
 .    the credit quality of the commercial mortgages originated or purchased by our conduit operations;
 .    the volume of our commercial mortgage originations and purchases, and
 .    our ability to obtain credit enhancement.

  If we were unable to securitize profitably a sufficient number of our commercial mortgages in a particular financial reporting period, then it could result in lower income or a loss for that period. During the fourth quarter of 1998, we did not perform any securitizations. Any reduction in our ability to complete securitizations would require us to utilize other sources of financing which may be on less favorable terms.

 First Loss Risk Securities

  The market for first loss risk securities (securities that first take a loss when mortgages are not paid by the borrowers) is generally limited. In connection with our securitizations, we will endeavor to sell all securities subjecting us to a first loss risk. If we cannot sell these securities, then we may be required to hold them for an extended period, subjecting us to a first loss risk.

Risk in Reduction in Demand for Commercial Mortgages

  If we cannot obtain a sufficient amount of commercial mortgages meeting our criteria, our operations will be adversely affected. The availability of these commercial mortgages is dependent in part upon the size and level of activity in the commercial and multifamily real estate lending market which is affected by:

 .    interest rates;
 .    regional and national economic conditions;
 .    fluctuations in commercial and multifamily property values, and
 .    general regulatory and tax developments.

  If our mortgage loan purchases decrease, we will have:

 .    decreased economies of scale;
 .    higher origination costs per loan;
 .    reduced fee income;
 .    smaller gains on the sale of commercial mortgages, and
 .    an insufficient volume of loans to effect securitizations which requires us to accumulate loans over a longer period.

The Value of our Mortgage Servicing Rights is Subject to Adjustment

  When we purchase loans that include the associated servicing rights, the allocated cost of the servicing rights is reflected on our financial statements as mortgage servicing rights. To determine the fair value of these servicing rights, we use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than we originally assumed, we would have to reduce the carrying value of our mortgage servicing rights. We do not know if our assumptions will prove correct.

Our Operating Results Will be Affected by the Results of Our Hedging Activities

  To offset the risks associated with our conduit operations, we enter into transactions designed to hedge our interest rate risks. To offset the risks associated with our long-term investment operations, we attempt to match the interest rate sensitivities of our adjustable rate mortgage assets held for investment with the associated financing liabilities. Our management determines the nature and quantity of the hedging transactions based on various factors, including market conditions and the expected volume of commercial mortgage loan originations and purchases. We do not limit management's use of certain instruments in such hedging transactions. Although our hedging program currently qualifies for hedge accounting under generally accepted accounting principles, we cannot assure you that our hedging transactions will offset our risks of loss, and we could incur significant losses.

Our Delinquency Ratios and Our Performance May be Adversely Affected by the Performance of Parties Who Sub-Service Our Loans

  We contract with third-party sub-servicers for the sub-servicing of all our mortgage loans, including those in our securitizations, and our operations are subject to risks associated with inadequate or untimely servicing. Poor performance by a sub-servicer may result in greater than expected delinquencies and losses on our loans. A substantial increase in our delinquency or foreclosure rate could adversely affect our ability to access the capital and secondary markets for our financing needs. Also, with respect to loans subject to a securitization, greater delinquencies would adversely impact the value of any "interest-only," "principal-only" and subordinated securities we hold in connection with that securitization.

  In a securitization, relevant agreements permit us to be terminated as servicer under specific conditions described in those agreements, such as the failure of a sub-servicer to perform certain functions within specific time periods. If, as a result of a sub-servicer's failure to perform adequately, we were terminated as servicer of a securitization, the value of any servicing rights held by us would be adversely impacted.

Costs of Compliance with Americans with Disabilities Act of 1990 May Be Substantial

  Under the Americans with Disabilities Act of 1990 all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. If a mortgaged property securing one of our commercial mortgages does not comply with the Disabilities Act, we, or the borrower, as the case may be, is likely to incur costs of complying with the Act. In addition, noncompliance could result in the imposition of fines by the federal government or an award of damages to private litigants.

Risks of Originating and Investing in Mortgages and Commercial Mortgages

General

 Risk of Borrower Defaults

  During the time we hold commercial mortgages for investment we are subject to risks of borrower defaults, bankruptcies and losses that are not covered by insurance (such as those occurring from earthquakes or floods). Commercial mortgage lending is generally viewed as a greater risk than residential mortgage lending partly because it typically involves larger loans. Further, the repayment of commercial mortgages secured by income-producing properties is typically dependent upon the tenant's ability to meet its obligations under the lease relating to the property. A borrower default may subject us to a loss on the mortgage. Defaulted commercial mortgages will also cease to be eligible collateral for borrowings, and they we will have to be financed out of other funds until they are ultimately sold.

 Profitability of Property

  Profits of commercial properties are dependent on the performance and viability of the property. The property manager is responsible for:

 .    responding to changes in the local market;
 .    planning and implementing the rental structure, and
 .    advising the borrower so that maintenance and capital improvements can be carried out in a timely fashion.

  All of these factors may impact the borrower's ability to make payments under the commercial mortgage, which may adversely affect the timing and amount of payments we receive with respect to the commercial mortgages.

 Foreclosure

  Commercial mortgages generally are non-recourse to the borrower. In the event of foreclosure on a commercial mortgage, we may experience a loss if the value of the property and other collateral securing the commercial mortgage is less than the unpaid amount on the mortgage. Also, we may experience costs and delays involved in enforcing rights of a property owner against tenants in default under the terms of their leases. These factors may adversely affect the timing and amount of payment we receive on foreclosed commercial mortgages.

The Value of Our Commercial Mortgages May Be Adversely Affected Due to the Underlying Commercial Properties

  A borrower's ability to meet its obligations under a commercial mortgage is affected by several factors. These factors include the ability to lease, renew and relet the space, regional and national economic conditions, increased costs of operating a property and the following:

 Multifamily Properties:

 .    construction of additional housing units;
 .    local military base closings;
 .    current or future rent stabilization and rent control laws, and
 .    the level of mortgage interest rates which may encourage tenants to purchase homes.

 Retail, Office and Industrial Properties:

 .    tenants' inability to meet lease obligations;
 .    bankruptcy of a tenant;

 .    decline in sales in the retail properties;
 .    delays in enforcing the lessor's rights;
 .    costs associated with reletting;
 .    health of the retail industry;
 .    operations of an anchor tenant;
 .    a shift in consumer demand due to demographic changes;
 .    changes in consumer preference;
 .    dependency on a single tenant;
 .    a significant concentration of tenants in a particular business or industry;
 .    cash for general capital improvements, and
 .    reduced demand for industrial space or decline in a particular industry segment.

 Self-Storage Facilities:

 .    low acquisition costs and break-even occupancy;
 .    conversion of self-storage facilities requiring substantial improvements and repairs;
 .    decreased demand;
 .    increased competition;
 .    the liquidation value, and
 .    environmental risks.

 Congregate Care Facilities:

 .    significant governmental regulation of the ownership, operation, maintenance and financing.

Geographic Concentration of Mortgage Loans Has Higher Risks

  We do not set limitations on the percentage of our mortgage asset portfolio composed of properties located in any one area (whether by state, zip code or other geographic measure). Concentration in any one area increases our passive exposure to the economic and natural hazard risks associated with that area. We estimate that a high concentration of the loans included in securitizations in which we hold subordinated interests are secured by properties in California. Certain parts of California have experienced an economic downturn in past years and have suffered the effects of certain natural hazards.

Risks of Balloon Payments

  A substantial percentage of our commercial mortgages have a balloon payment due at its maturity date. These loans involve a greater risk than loans which are paid off gradually since the borrower will typically depend on its ability to fully refinance the commercial mortgage or sell the related property at a price sufficient to permit the borrower to make the balloon payment.

Environmental Risks May Adversely Affect Value of Underlying Commercial
Mortgages

  Contamination of real property may give rise to a lien on that property to assure payment of the cost of clean up. Contamination may also result in liability to the lender for that cost. Such contamination may also reduce the value of the property. Our servicing guidelines require us to obtain an environmental site assessment of a mortgaged property prior to acquiring title or assuming its operation. However, this may not protect us from potential liability for an adverse environmental condition at any mortgaged property. If we are or become liable, we can bring an action for contribution against the owner or operator who created the environmental hazard, but that person or entity may be bankrupt or otherwise judgment proof.

We Undertake Additional Risks by Acquiring and Investing in Residential Mortgage Loans

  We may also make investments in residential mortgage loans and mortgage-backed securities on residential properties. Some of the risks applicable to commercial mortgages are also applicable to residential mortgage loans, which include the following:

 Risk of Failure to Obtain Credit Enhancements

  We do not obtain credit enhancements such as mortgage pool or special hazard insurance for all of our mortgage loans and investments. Borrowers may obtain private mortgage insurance, but we only require this insurance in limited circumstances. During the time we hold mortgage loans for investment, we are subject to risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as losses occurring from earthquakes or floods). If a borrower defaults on a mortgage loan that we hold, we bear the risk of loss of principal to the extent there is any deficiency between the value of the related mortgaged property and the amount owing on the mortgage loan. In addition, since defaulted mortgage loans are not considered eligible collateral under our borrowing arrangements, we bear the risk of being required to finance these loans with funds other than borrowed funds until they are ultimately liquidated.

 Risks of Delay in Collecting Mortgage Loan Proceeds

  We could encounter substantial delays in the foreclosure of defaulted mortgage loans, with corresponding delays in our receipt of related proceeds. State and local statutes may delay or prevent our foreclosure on, or sale of, the residential mortgaged property and they may prevent us from receiving proceeds sufficient to repay all amounts due on the related mortgage loan. Some properties that may collateralize our residential mortgage loans may have unique characteristics or may be subject to seasonal factors that could materially prolong the time period required to resell the property.

   Seller's Inability to Repurchase Residential Mortgage Loans Following Breach of Representations Could Cause Loan Losses

  When we buy residential mortgage loans, we anticipate that the seller will agree to repurchase any mortgage loan if there is fraud or misrepresentation with respect to the sale of the mortgage loan. We will provide similar representations and warranties when we sell or pledge the residential mortgage loans as collateral for mortgage-backed securities. However, we will be at a risk for loss if the seller does not perform its repurchase obligations.

Risk of Inadequate Sub-servicing Could Negatively Impact Mortgage Loan
Repayments

  We intend to contract with third-party sub-servicers for the sub-servicing of all residential mortgage loans we hold for investment. We will be subject to risks associated with inadequate or untimely services, such as the risk that a sub-servicer becomes financially unsound or cannot perform its duties. Additionally, each of our sub-servicing agreements with our third-party sub-servicers will likely provide a termination fee if the sub-servicer is terminated without cause. This will limit our alternatives in the event we desire to change sub-servicers.

 Competition

  In acquiring residential mortgage loans and securities we will generally compete with the same type of entities that purchase commercial mortgages. The existence of these competitors may increase competition for the available supply of residential mortgage loans. Increased competition for the acquisition of eligible residential mortgage loans or mortgage-backed securities or a decrease in the supply could result in higher prices and, thus, lower yields on such residential mortgage assets.

Intense Competition for Commercial Mortgage Loans May Adversely Affect Our Operations

  We compete in purchasing commercial mortgages and issuing commercial mortgage-backed securities with:

 .    other mortgage conduit programs;
 .    investment banking firms;
 .    savings and loan associations;
 .    banks;
 .    thrift and loan associations;
 .    finance companies;
 .    mortgage bankers;

 .    insurance companies;
 .    other lenders, and
 .    other entities purchasing mortgage assets.

  Continued consolidation in the mortgage banking industry may adversely affect us by reducing the number of current sellers to our conduit operations and our potential customer base. As a result, we may have to purchase a larger percentage of mortgage loans from a smaller number of sellers which could cause us to have to pay higher premiums for loans.

  Furthermore, a borrower under a commercial mortgage competes with all lessors and developers of comparable types of real estate in the area in which the mortgaged property is located to attract residents, retail correspondents, tenants and customers. The principal means of competition are price, location and the nature and condition of the facility to be leased. Increased competition could adversely affect income from the market value of the mortgaged property. In addition, the business conducted at each mortgaged property may face competition from other industries and industry segments.

Lease Terms May Affect Value of Commercial Mortgage

  In some cases, lease terms and conditions of commercial and multifamily properties could have a material adverse effect on the value of the commercial mortgage. If the lease contains provisions inconsistent with the commercial mortgage then the lease will have priority over the commercial mortgage.

Junior Mortgages May Affect Our Rights

  In some circumstances, our commercial mortgages may be secured by junior mortgages which are subordinate to senior mortgages or deeds of trust held by other lenders or institutional investors. In these cases, our rights would be inferior to the holders of the senior mortgage or deed of trust. This includes rights to receive rents, hazard insurance and condemnation and foreclosure proceeds and satisfaction of the mortgage in foreclosure litigation or a defaulted senior loan.

Lack of Experience of the Manager in Managing a Commercial Mortgage REIT

  We depend on the Manager, and the skill of its officers and employees, to monitor our day-to-day operations, including, selecting, structuring and monitoring our assets and borrowings. The Manager is a recently formed company with no significant assets and no significant prior history of operations. The Manager has not previously acted as a Manager or advisor for any other company. Although the officers of the Manager have experience operating Impac Mortgage, also a REIT, none of them has any prior experience in managing a commercial mortgage REIT.

Termination of the Management Agreement Could Adversely Affect Our Operating Results

  We may terminate the Management Agreement with the Manager for any reason with 60 days' written notice. If we terminate or do not continue the agreement without a reason, then we will have to pay the Manager a termination or non-renewal fee. The fee is determined by an independent appraisal. If we pay this fee it could have an adverse effect on our business and results of operations and reduce our distributions.

If We Fail to Maintain Our REIT Status We May be Subject to Taxation as a Regular Corporation

 Consequences if We Fail to Qualify as a REIT

  We believe that we have operated and intend to continue to operate in a manner that enables us to meet the requirements for qualification as a REIT for Federal income tax purposes. We have not requested, and do not plan to request, a ruling from the Internal Revenue Service that we qualify as a REIT.

  You should be aware that opinions of counsel are not binding on the IRS or any court. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification. Both the validity of the opinion of counsel and our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational and stockholder ownership requirements on a continuing basis.

  If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to Federal income tax at regular corporate rates. We also could be subject to the Federal alternative minimum tax. Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified. Therefore, if we lose our REIT status, the funds available for distribution to you would be reduced substantially for each of the years involved.

 Effect of Distribution Requirements

  As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we have available for other business purposes, including amounts to fund our growth.

 Other Tax Liabilities

  Even if we qualify as a REIT, we may be subject to certain Federal, state, and local taxes on our income, property and operations that could reduce operating cash flow.

 Recent Developments

  On February 1, 1999, President Clinton announced his Fiscal Year 2000 Budget Proposal. The Budget Proposal includes a provision that would prohibit a REIT from holding securities representing more than 10% of the vote or value of all classes of stock of an issuer, other than a qualified REIT subsidiary or another REIT. The proposal, however, would provide an exception so that REITs could have certain types of "taxable REIT subsidiaries." Under the proposal, there would be two types of taxable REIT subsidiaries, a "qualified independent contractor subsidiary" and a "qualified business subsidiary." A number of constraints would be imposed on a taxable REIT subsidiary to ensure that a REIT could not, through a taxable REIT subsidiary, engage in substantial non-real estate activities, and also to ensure that the taxable REIT subsidiary pays a corporate level tax on its earnings. For example, the value of all taxable REIT subsidiaries owned by a REIT could not represent more that 15% of the value of the REIT's total assets and a taxable REIT subsidiary would not be entitled to deduct any interest incurred on debt funded directly or indirectly by the REIT. This proposal would be effective after the date of enactment. REITs would be allowed to combine and convert preferred stock subsidiaries into taxable REIT subsidiaries tax-free prior to a certain date. There would be a transition period to allow for conversion of preferred stock subsidiaries before the 10% vote or value test would become effective.

  Because we own 100% of the nonvoting preferred stock of Impac Commercial Capital Corporation which represents approximately 95% of the economic value of all classes of stock of Impac Commercial, we could not satisfy the proposed 10% vote or value test. Our continued ownership of greater than 10% of the value of Impac Commercial Capital Corporation could cause us to fail to qualify as a REIT. Thus, if enacted in its present form, the proposal may limit Impac Commercial's future activities and growth. We do not know if this proposal will be introduced as a bill in Congress or, if it were introduced, whether it would be enacted.

Potential Characterization of Distributions or Gain on Sale as Unrelated Business Taxable Income to Tax-Exempt Investors

  If (1) we are subject to the rules relating to taxable mortgage pools or we are a "pension-held REIT," or (2) a tax-exempt stockholder has incurred debt to purchase or hold our common stock or is not exempt from federal income taxation under certain special sections of the Internal Revenue Code, or (3) the residual REMIC interests we buy generate "excess inclusion income," then distributions to and, in the case of a stockholder described in (2), gains realized on the sale of common stock by, such tax-exempt stockholder may be subject to federal income tax as unrelated business taxable income under the Internal Revenue Code.

Classification as a Taxable Mortgage Pool Could Subject Us to Increased Taxation

  If we have borrowings with two or more maturities and it is secured by mortgage loans or mortgage-backed securities and the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings may be classified as a "taxable mortgage pool" under the Internal Revenue Code. If any part of our company was treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we generated may, under regulations to be issued by the Treasury Department, be characterized as "excess inclusion" income and allocated to our stockholders. Any excess inclusion income would

1.   not be allowed to be offset by a stockholder's net operating losses;
2. be subject to tax as unrelated business income if a stockholder were a tax-exempt stockholder;
3. be subject to the application of federal income tax withholding at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders, and
4. be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt companies not subject to tax on unrelated business income, including governmental organizations).

  We take the position that our existing financing arrangements do not create a taxable mortgage pool. However, the IRS may successfully maintain that our financing arrangements do qualify as a taxable mortgage pool. In addition, we may enter into arrangements creating excess inclusion income in the future.

Our Operations May be Adversely Affected if We are Subject to the Investment Company Act

  We intend to conduct our business at all times so as not to become regulated as an investment company under the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. In order to qualify for this exemption we must maintain at least 55% of our assets directly in mortgage loans, qualifying pass-through certificates and certain other qualifying interests in real estate. Our ownership of certain mortgage assets may be limited by the provisions of the Investment Company Act. If the Securities and Exchange Commission adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exception, we could be required to restructure our activities or sell certain of our assets. To insure that we continue to qualify for the exemption we may be required at times to adopt less efficient methods of financing certain of our mortgage assets and we may be precluded from acquiring certain types of higher-yielding mortgage assets. The net effect of these factors will be to lower at times our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described. Our business will be materially and adversely affected if we fail to qualify for this exemption.

Future Revisions in Policies and Strategies at the Discretion of our Board of Directors May be Effected Without Stockholder Consent

  Our board of directors, including a majority of our unaffiliated directors, has established our investment and operating policies and strategies. We may:

 .    invest in the securities of other REITs for the purpose of exercising control;
 .    offer securities in exchange for property, and
 .    offer to repurchase or otherwise reacquire our shares or other securities in the future.

  In October 1998, we adopted a repurchase plan to repurchase up to $5.0 million of our common stock in the open market. As of December 31, 1998, we had not repurchased any shares. We may also underwrite the securities of other issuers, although we have no present intention to do so. Any of the policies, strategies and activities may be modified or waived by our board of directors, subject in certain cases to approval by a majority of our unaffiliated directors, without stockholder consent.

Effect of Future Offerings May Adversely Affect Market Price of our Securities

  We intend to increase our capital resources by making additional private or public offerings of securities in the future. We do not know:

 .    the actual or perceived effect of these offerings;
 .    the timing of these offerings;
 .    the dilution of the book value or earnings per share of our securities then outstanding, and

 .    the effect on the market price of our securities then outstanding.

 Risk Relating to Common Stock

  The sale or the proposed sale of substantial amounts of our common stock in the public market could materially adversely affect the market price of our common stock or other outstanding securities.

 Risk Relating to Preferred Stock

  Our charter authorizes our board of directors to issue shares of preferred stock and to classify or reclassify any unissued shares of common stock or preferred stock into one or more classes or series of stock. The preferred stock may be issued from time to time with terms as determined by our board of directors. Our preferred stock is available for our possible future financing of acquisitions and for our general corporate purposes without further stockholder authorization. In October 1998, our board announced a dividend to all common stockholders of certain shares of our Series A Junior Preferred Stock. Our Series A Junior Preferred Stock has terms and conditions which could have the effect of delaying, deferring or preventing a hostile change in control of our company. Our board could authorize the issuance of shares of another class or series of preferred stock with terms and conditions which could also have the effect of delaying, deferring or preventing a change in control of our company which could involve a premium price for holders of common stock or otherwise be in their best interest. The preferred stock, if issued, may have a preference on dividend payments which could reduce the assets we have available to make distributions to our common stockholders.

Maryland Business Combination Statute

  The Maryland General Corporation Law establishes special requirements for "business combinations" between a Maryland corporation and "interested shareholders" unless exemptions are applicable. An interested shareholder is any person who beneficially owns ten percent or more of the voting power of our then-outstanding voting stock. Among other things, the law prohibits for a period of five years a merger and other similar transactions between us and an interested shareholder unless the Board approved the transaction prior to the party becoming an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. The law also requires a supermajority shareholder vote for such transactions after the end of the five-year period. This means that the transaction must be approved by at least:

 .    80% of the votes entitled to be cast by holders of outstanding voting shares, and

 .    66% of the votes entitled to be cast by holders of outstanding voting shares other than shares held by the interested shareholder with whom the business combination is to be effected.

  The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.

Maryland Control Share Acquisition Statute

  Maryland law provides that "control shares" of a Maryland corporation acquired in a "control share acquisition" have no voting rights except to the extent approved by a shareholder vote. Two-thirds of the shares eligible to vote must vote in favor of granting the "control shares" voting rights. "Control shares" are shares of stock that, taken together with all other shares of stock the acquirer previously acquired, would entitle the acquirer to exercise at least 20% of the voting power in electing directors. Control shares do not include shares of stock the acquiring person is entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions.

  If a person who has made (or proposes to make) a control share acquisition satisfies certain conditions (including agreeing to pay expenses), he may compel the Board of Directors to call a special meeting of shareholders to be held within 50 days to consider the voting rights of the shares. If such a person makes no request for a meeting, we have the option to present the question at any shareholders' meeting.

  If voting rights are not approved at a meeting of shareholders then we may redeem any or all of the control shares (except those for which voting rights have previously been approved) for fair value. We will determine the fair value of the shares, without regard to voting rights, as of the date of either:

 .    the last control share acquisition, or
 .    any meeting where shareholders considered and did not approve voting rights of the control shares.

  If voting rights for control shares are approved at a shareholders' meeting and the acquirer becomes entitled to vote a majority of the shares of stock entitled to vote, all other shareholders may exercise appraisal rights. This means that you would be able to redeem your stock back to us for fair value. Under Maryland law, the fair value may not be less than the highest price per share paid in the control share acquisition. Furthermore, certain limitations otherwise applicable to the exercise of dissenters' rights would not apply in the context of a control share acquisition.

  The control share acquisition statute would not apply to shares acquired in a merger, consolidation or share exchange if we were a party to the transaction.

  The control share acquisition statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.

Possible Adverse Consequences of Limits on Ownership of Shares

  Our Articles of Incorporation limit ownership of our capital stock by any single shareholder to 9.8% of the outstanding shares. The Articles also prohibit anyone from buying shares if the purchase would result in us losing our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares or in five or fewer persons, applying certain broad attribution rules of the Internal Revenue Code, owning 50% or more of our shares. If you or anyone else acquires shares in excess of the ownership limit or in violation of the ownership requirements of the Internal Revenue Code for REITs, we:

 .    will consider the transfer to be null and void;
 .    will not reflect the transaction on our books;
 .    may institute legal action to enjoin the transaction;
 .    will not pay dividends or other distributions with respect to those shares;
 .    will not recognize any voting rights for those shares;
 .    will consider the shares held in trust for the benefit of the Company, and
 .    will either direct the affected person to sell the shares and turn over any profit to us, or we will redeem the shares. If we redeem the shares, it will be at a price equal to the lesser of:
     (a) the price paid by the transferee of the shares, or
     (b) the average of the last reported sales prices on the American Stock Exchange on the ten trading days immediately preceding the date fixed for redemption by our Board of Directors.

  An individual who acquires shares that violate the above rules bears the risk that (i) he may lose control over the power to dispose of the shares, (ii) he may not recognize profit from the sale of such shares if the market price of the shares increases and (iii) he may be required to recognize a loss from the sale of such shares if the market price decreases.

Failure to Comply with Year 2000 Computer Standards

  We are not aware of any material operational issues or costs associated with preparing our internal systems for the year 2000. However, we may have operational problems or increased costs because of our implementation of systems and changes necessary to address year 2000 issues. Our inability to implement such systems and changes in a timely manner could have a material adverse effect on our business, financial condition and results of operations. See "Item 7. Management's Discussion and Analysis and Financial Condition and Results of Operations--Year 2000 Compliance" for a description of our compliance program.

  We also rely, directly and indirectly, on external systems of business enterprises such as financial institutions, third party mortgage banks, correspondent loan originators and government agencies for accurate exchange of data. Even if the year 2000 issue does not materially affect our internal systems, disruptions in the operation of the enterprises with which we interact could adversely affect us.

Limitations on Acquisition and Change in Control Ownership Limit

  The 9.8% ownership limit discussed above may have the effect of precluding acquisition of control of us by a third party without consent of the board of directors.


ITEM 2. PROPERTIES

  Pursuant to the management agreement, RAI contracts with IMH to provide space for the Company's executive offices and administrative facilities at IMH's executive offices in Santa Ana Heights, California. In addition, ICCC currently occupies, and is fully utilizing, approximately 18,000 square feet of office space in Irvine, California, under a premises operating lease expiring in November 2000. ICCC currently occupies approximately 3,600 square feet in Sherman Oaks, California and approximately 4,300 square feet in Dallas, Texas under premises operating leases expiring in May 2001 and August 2003, respectively. The Company believes that these facilities will adequately provide for the Company's future growth needs.

   The Company owns a commercial office building located in Newport Beach, California. The commercial office building has approximately 74,000 square feet of rentable office space. The Company currently leases office space in the building to IMH and IFC and other third party tenants.


ITEM 3. LEGAL PROCEEDINGS

SPI Danvers, LLC v. Impac Commercial Capital Corporation, William D. Endresen and Lawrence R. Goswiller, Orange County Superior Court Case No. 802070

  On November 13, 1998, SPI Danvers, LLC ("Danvers") filed a complaint against the above defendants alleging 13 causes of action including breach of contract and numerous tort causes of action, including fraud. Danvers seeks approximately $312,000 against all defendants, which allegedly represents its deposits, plus 10% lost opportunity costs, $840,000 in alternative financing costs, lost profits in an unspecified amount, and punitive damages and attorneys fees according to proof.

  Danvers' allegations set forth generally that it sought refinancing of an existing loan as well as obtaining a new loan in the amount of $4.2 million, and thus entered into certain discussions and negotiations with ICCC. The purpose of the loan was to conclude the purchase of property. Danvers alleges that it paid ICCC certain "good faith" and "rate lock deposits" totaling an aggregate of approximately $312,000. It is alleged that ICCC entered into a loan agreement, defined as the letter of interest, rate lock agreement, and loan commitment letter, with Danvers. Following plaintiff's alleged continual compliance with requests for information and other loan conditions from ICCC, ICCC did not close and fund the loan.

  In February 1999, the court granted ICCC's and the other defendant's demurrer to most of the tort causes of action and granted a motion to strike the punitive damages and attorney fees allegation. However, the court also granted Danvers an opportunity to file an amended complaint to attempt to reassert all the claims and damages in a proper pleading. The Company believes that this case is without merit and intends to vigorously defend the action.

  Other than the foregoing, the Company is not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to security holders for vote during the fourth quarter of 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol ICH. The following table sets forth for the high, low and closing sale prices for ICH's Common Stock as reported by the AMEX for the periods indicated:

                                               1998                                 1997
                                  ---------------------------------   ---------------------------------
                                    High        Low         Close       High         Low        Close
                                  ---------   --------     --------   ---------   ----------  ---------
First Quarter (1)................  $ 19.75    $  17.00     $  17.88    $    --    $    --     $    --
Second Quarter (1)...............    18.13       14.00        14.38         --         --          --
Third Quarter....................    15.25        8.81        11.63      20.75      16.56       18.63
Fourth Quarter...................    11.63        1.88         5.38      19.31      15.25       17.63

-----------
(1) ICH became a public entity on August 4, 1997.

  On February 16, 1999, the last reported sales price of the Common Stock on the AMEX was $5.94 per share. As of February 16, 1999, there were 877 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.

  Share Repurchase Program. On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's common stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. Any acquired shares will be canceled. Through February 16, 1999, the Company had not repurchased any shares under this program.

  Stockholder Rights Plan. On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998, payable to stockholders of record on that date. The Rights are attached to the Company's common stock. The Rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Series A junior participating preferred stock at an exercise price of $16.25. If the Company is acquired in a merger or other transaction after a person has acquired 10 percent or more of the Company's outstanding common stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the Company's common stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the Company's common stock and before an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one share of common stock per Right. Before a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock, the Rights are redeemable for $.0001 per right at the option of the Board of Directors. The Rights will expire on October 19, 2008. The Rights distribution is not taxable to stockholders. The Rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company.

  On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, based upon the closing sales price of the Common Stock on the AMEX on October 19, 1998, for a total repurchase of $6.1 million. The repurchase of Common Stock and Class A Common Stock was not part of the share repurchase program described above.

Dividends

  To maintain its qualification as a REIT, ICH intends to make annual distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net earnings as calculated in accordance with generally accepted accounting principles ("GAAP")), determined without regard to the deduction for dividends paid and excluding any net capital gains. ICH declares regular quarterly dividend distributions. Any taxable income remaining after the distribution of the regular quarterly or other dividends will be distributed annually on or prior to the date of the first regular quarterly dividend payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required for ICH to maintain REIT status will be made by ICH at the discretion of the Board of Directors and will depend on the taxable earnings of ICH, the financial condition of ICH and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level.

  Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated by ICH as capital gain or may constitute a tax-free return of capital. ICH will annually furnish to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. Of the dividends paid for the 1998 tax year, approximately $1.0 million represented a tax-free return of capital.

  The following table sets forth dividends paid or declared by ICH:

                                                                                      Per Share
                                                              Stockholder             Dividend
                   Period Covered                             Record Date              Amount
---------------------------------------------------    -----------------------     ---------------
Quarter ended September 30, 1997 (1)...............         October 21, 1997         $   0.15
Quarter ended December 31, 1997....................        December 31, 1997             0.38
Quarter ended March 31, 1998.......................          April 9, 1998               0.40
Quarter ended June 30, 1998........................          June 19, 1998               0.45
Quarter ended September 30, 1998(2)................         October 9, 1998              0.45

-------------
(1)  ICH became a public entity on August 4, 1997.
(2) ICH paid interest in the form of an additional cash dividend at an interest rate of 4% per annum for the period from the previously announced payment date of October 26, 1998 through November 6, 1998. The total amount of interest paid by the Company was $6,000 or $0.0006 per common share outstanding.

  The Company did not declare a dividend for the quarter ended December 31, 1998. See "Item 1. Business--Risk Factors--Current Conditions of Mortgage Industry Adversely Affect Our Liquidity and Our Ability to Pay Dividends."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                     (in thousands, except per share data)

                                                                                                      For the period from
                                                                                                        January 15, 1997
                                                                                                        (commencement of
                                                                              For the year ended      operations) through
                                                                              December 31, 1998        December 31, 1997
                                                                            ---------------------    ----------------------
Statement of Operations Data:
Interest income:
 Commercial Mortgage Assets.................................................     $    32,933             $     6,720
 Cash equivalents and due from affiliates...................................           2,912                     739
                                                                                 -----------             -----------
  Total interest income.....................................................          35,845                   7,459

Interest expense:
 Warehouse line and reverse repurchase agreements...........................          13,461                   1,962
 CMO borrowings.............................................................           7,203                      15
 Other borrowings...........................................................             912                     373
                                                                                 -----------             -----------
  Total interest expense....................................................          21,576                   2,350
                                                                                 -----------             -----------

 Net interest income........................................................          14,269                   5,109
  Provision for loan losses.................................................           1,546                     564
                                                                                 -----------             -----------
 Net interest income after provision for loan losses........................          12,723                   4,545

Non-interest income:
 Equity in net earnings (loss) of Impac Commercial Capital Corporation......         (19,199)                  1,694
 Other income...............................................................             701                     174
                                                                                 -----------             -----------
  Total non-interest income.................................................         (18,498)                  1,868

Non-interest expense:
 General and administrative and other expense...............................           2,803                     905
 Write-down of residual interest in securitization, held-for-trading........           1,690                      --
 Advisory fees..............................................................             745                      --
 Stock compensation expense.................................................              --                   2,697
                                                                                 -----------             -----------
    Total non-interest expense..............................................           5,238                   3,602
                                                                                 -----------             -----------

  Net earnings (loss).......................................................     $   (11,013)            $     2,811
                                                                                 ===========             ===========
  Net earnings (loss) per share--basic and diluted..........................     $     (1.26)            $      0.61
                                                                                 ===========             ===========
  Dividends declared per share..............................................     $      1.30             $      0.53
                                                                                 ===========             ===========

                                                                                                   At December 31,
                                                                                     --------------------------------------------
                                                                                            1998                      1997
                                                                                     ------------------        ------------------
Balance Sheet Data:
  Investment securities available-for-sale........................................     $    17,154               $    19,353
  Residual interest in securitization, held-for-trading...........................           8,790                     9,936
  CMO collateral..................................................................         326,559                     4,255
  Finance receivables.............................................................          40,972                    95,711
  Commercial Mortgages held-for-investment........................................          24,569                    62,790
  Total assets....................................................................         451,219                   218,839
  CMO borrowings..................................................................         285,021                     4,176
  Warehouse line agreements.......................................................          45,654                    90,374
  Total borrowings................................................................         335,544                   104,391
  Total stockholders' equity......................................................         103,337                   103,242

              IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                     (in thousands, except Operating Data)


                                                                                                        For the period from
                                                                                                          January 15, 1997
                                                                                                          (commencement of
                                                                                 For the year ended     operations) through
                                                                                 December 31, 1998       December 31, 1997
                                                                              ----------------------   ----------------------
Statement of Operations Data:
Interest income:
  Commercial Mortgages held-for-sale.......................................         $     9,573            $      2,787
  Cash and due from affiliates.............................................                 205                      17
                                                                                    -----------            ------------
    Total interest income..................................................               9,778                   2,804

Interest expense:
  Borrowings from ICH......................................................               9,064                   2,372
  Other affiliated borrowings..............................................               1,739                     375
                                                                                    -----------            ------------
    Total interest expense.................................................              10,803                   2,747
                                                                                    -----------            ------------

  Net interest income (expense)............................................              (1,025)                     57

Non-interest income:
  Gain (loss) on sale of loans.............................................             (14,345)                  3,657
  Other income.............................................................                  24                      62
                                                                                    -----------            ------------
    Total non-interest income (expense)....................................             (14,321)                  3,719

Non-interest expense:
  Other operating expense..................................................               5,365                   1,176
  Provision for repurchases................................................                 176                     201
                                                                                    -----------            ------------
    Total non-interest expense.............................................               5,541                   1,377
                                                                                    -----------            ------------

  Net earnings (loss) before income taxes..................................             (20,887)                  2,399
  Income taxes (benefit)...................................................                (680)                  1,022
                                                                                    -----------            ------------
  Net earnings (loss)......................................................         $   (20,207)           $      1,377
                                                                                    ===========            ============

                                                                                                    At December 31,
                                                                                       --------------------------------------
                                                                                             1998                 1997
                                                                                       ----------------     -----------------
Balance Sheet Data:
  Commercial Mortgages held-for-sale................................................     $   44,854            $  106,654
  Total assets......................................................................         54,200               112,635
  Warehouse line agreements.........................................................         44,881               104,219
  Total shareholders' equity (deficit)..............................................        (15,804)                4,403

Operating Data (in millions):
  Commercial Mortgage acquisitions (volume).........................................     $    425.1            $    233.5
  Servicing portfolio at period-end.................................................          379.0                 169.2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of the Securities Act of 1933 and Section 21e of the Exchange Act of 1934 which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe" or "should" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause differences to occur include those described in "Item 1. Business-- Risk Factors" as well as those factors discussed below.

General

  ICH was formed to seek opportunities in the commercial mortgage market, including the origination, purchase, securitization and sale of commercial mortgages and investment in commercial mortgages and commercial mortgage-backed securities. The Company's commercial mortgage assets include mortgage loans on condominium-conversions, commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers. The Company operates the Long-Term Investment Operations, which invests primarily in mortgage loans and MBSs (to date, the Long-Term Investment Operations has invested primarily in Commercial Mortgages and CMBSs) and the Conduit Operations, conducted by ICCC, which originates, purchases, securitizes and sells Commercial Mortgages. The Company's Conduit Operations operates three divisions: the CommercialExpress Division, the ConduitExpress Division, and the CondoSelect Division.

  The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. The Company is a specialty commercial property finance company that elects to be taxed at the corporate level as a REIT for federal income tax purposes, which generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level.

The Contribution

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

Relationships with Impac Entities

  Many of the officers and directors of the Company are officers, directors and owners of IMH, IFC, RAI and ICCC. The Company and IMH have entered into various financing arrangements. Certain of the officers and directors of the Company own RAI, which provides management services to the Company. RAI has also entered into a Submanagment Agreement with IFC whereby the Company pays IFC (through
RAI) for all costs and services under contract, plus a 15% service charge. The Company owns all of the preferred stock of, and 95% of the economic interest in, ICCC.

Significant Transactions

  On October 21, 1998, ICH repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, based upon the closing sales price of the Common Stock on the AMEX on October 19, 1998, for a total repurchase of $6.1 million.

  On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's common stock, $0.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. Any acquired shares will be canceled. As of February 16, 1999, no shares had been repurchased.

  On October 27, 1998, the Company purchased from IMH its remaining 50% ownership interest in a commercial office building in Newport Beach, California for $6.0 million. After the purchase of the 50% ownership interest from IMH, the Company has a 100% ownership interest in the commercial office building.

Business Operations

  Business Strategy. Due to the deterioration of the commercial mortgage-securitization market during the third and fourth quarters of 1998, the Company made significant changes in its business strategy and operations. The Company's business strategy was revised to focus on the origination of smaller balance loans that have higher margins, wider spreads and more profitability. Therefore, the Company is concentrating its efforts on the origination of CommercialExpress loans and de-emphasizing the origination of ConduitExpress loans until the commercial mortgage-backed securitization market stabilizes. CommercialExpress loans are Commercial Mortgages with balances generally from $500,000 to $3.0 million while ConduitExpress loans are Commercial Mortgages with balances generally from $3.0 million to $10.0 million. While this decision resulted in lower origination balances in the third and fourth quarters of 1998, the Company anticipates better results on the subsequent sale or securitization of its loans. Historically, the Company's experience has been that CommercialExpress loans have generally had better pricing in the execution of whole loan sales and structured transactions than prices received on ConduitExpress loans. A factor in the higher profitability on CommercialExpress loans is the higher interest rate margins on these loans which generally range from 100 basis points to 150 basis points more than interest rate margins on ConduitExpress loans. Therefore, in conjunction with the change in business strategy and the resulting decrease in originations during the third and fourth quarters of 1998, the Company reduced staff levels at ICCC by 35% during the fourth quarter of 1998.

  Long-Term Investment Operations. During the year ended December 31, 1998, the Long-Term Investment Operations, conducted by ICH, acquired $522.1 million of Commercial Mortgages as compared to $41.2 million of Commercial Mortgages acquired during the period from January 15, 1997 (commencement of operations) through December 31, 1997 ("Commencement Period"). Commercial Mortgages purchased from ICCC during 1998 consisted of $499.1 million of fixed rate mortgages ("FRMs") and $23.0 million of adjustable rate mortgages ("ARMs") secured by first liens on commercial property. Commercial Mortgages purchased from ICCC during 1998 consisted of $325.3 million of ConduitExpress loans, $184.1 million of CommercialExpress loans and $12.7 million of CondoSelect loans. As of December 31, 1998, the Long-Term Investment Operations' portfolio of Commercial Mortgages consisted of

$24.6 million of Commercial Mortgages held-for-investment and $326.6 million of mortgage loans held as collateral for CMOs of which approximately 85% were FRMs and 15% were ARMs. The weighted average coupon of the Long-Term Investment Operations' portfolio of Commercial Mortgages was 8.13% at December 31, 1998. During 1998, the Long-Term Investment Operations sold $172.3 million of Commercial Mortgages to third party investors and $43.2 million of Commercial Mortgages to ICCC as compared to none during the Commencement Period. In addition, the Long-Term Investment Operations had outstanding finance receivables of $41.0 million, investment securities available-for sale of $17.2 million and residual interest in securitization held-for-trading of $8.8 million at December 31, 1998.

  Conduit Operations. The Conduit Operations, conducted by ICCC, supports the Long-Term Investment Operations of the Company by supplying ICH with Commercial Mortgages for its long-term investment portfolio. ICCC originated $425.1 million of Commercial Mortgages during 1998 as compared to $233.5 million of Commercial Mortgages originated during the Commencement Period. ICCC originated $239.7 million of ConduitExpress loans during the year ended December 31, 1998 as compared to $159.2 million during the Commencement Period. The CommercialExpress Division originated $172.7 million of CommercialExpress loans during 1998 as compared to $50.7 million during the Commencement Period. The CondoSelect Division originated $12.7 million of CondoSelect loans during 1998 as compared to $23.6 million during the Commencement Period. During the year ended December 31, 1998 and the Commencement Period, ICCC sold $525.2 million and $23.7 million, respectively, of Commercial Mortgages to ICH and none and $73.4 million, respectively, to third parties. ICCC's servicing portfolio increased 124% to $379.0 million as of December 31, 1998 as compared to $169.2 million as of December 31, 1997. The loan delinquency rate of Commercial Mortgages in ICCC's servicing portfolio was 1.13% at December 31, 1998 as compared to none at December 31, 1997.


RESULTS OF OPERATIONS--
IMPAC COMMERCIAL HOLDINGS, INC.

Year Ended December 31, 1998 as compared to the period from January 15, 1997 (commencement of operations) through December 31, 1997

Net Earnings

  The Company recorded a net loss of $(11.0) million, or $(1.26) basic and diluted loss per common share, during the year ended December 31, 1998 as compared to net earnings of $2.8 million, or $0.61 basic and diluted earnings per common share, for the Commencement Period. The Company's net loss for 1998 was primarily the result of an increase of $18.0 million in loss on sale of Commercial Mortgages held-for-sale by ICCC, a non-cash charge of $1.7 million on the write-down of the residual interest in securitization held-for-trading and an increase of $982,000 in provision for loan losses. These increases to 1998 net loss were partially offset by an increase of 180% in net interest income to $14.3 million during 1998 as compared to $5.1 million during the Commencement Period.

  The loss on sale of Commercial Mortgages held-for-sale by the Conduit Operations during 1998 was $14.3 million as compared to a gain on sale of Commercial Mortgages held-for-sale of $3.7 million during the Commencement Period. The loss on sale of Commercial Mortgages held-for-sale resulted in a deficit in equity in net loss of ICCC of $(19.2) million for 1998 as compared to equity in net earnings of ICCC of $1.7 million during the Commencement Period. The loss on sale of Commercial Mortgages held-for-sale was the result of the sale of Commercial Mortgages during the fourth quarter of 1998 in order to generate liquidity and help to protect the Company against any future margin calls on borrowings under warehouse line and reverse repurchase facilities. The Company's lenders required margin calls on the Company's warehouse line and reverse repurchase facilities due to turmoil in the commercial mortgage market-backed securitization during the third and fourth quarters of 1998. Therefore, in order to meet those margin calls and provide the Company additional liquidity, the Company completed the sale of $172.3 million of Commercial Mortgages during the fourth quarter of 1998, which increased the Company's liquidity by $25.6 million, at the time of sale, after paying down borrowings on warehouse lines and reverse repurchase facilities. With net proceeds from the sale of Commercial Mortgages, the Company was able to use these funds to pay its third quarter dividend, which had been suspended, repurchase shares of its capital stock at a price significantly below book value, purchase the remaining 50% ownership interest in its commercial office building from IMH and have additional liquidity for general working capital needs.

Net Interest Income

  Net interest income increased 180% to $14.3 million during 1998 as compared to $5.1 million during the Commencement Period. Interest income is primarily interest on Commercial Mortgage Assets and includes interest income on cash and cash equivalents and amounts due from affiliates. Interest expense is primarily borrowings on Commercial Mortgage Assets and includes interest expense on due to affiliates. Commercial Mortgage Assets include investment securities available-for-sale, residual interest in securitization held-for-trading, Commercial Mortgages held-for-investment, CMO collateral and finance receivables. The increase in net interest income during 1998 as compared to the Commencement Period was primarily the result of higher average Commercial Mortgage Assets, which increased to $385.3 million during 1998 as compared to $63.0 million during the Commencement Period. The net interest spread on Commercial Mortgage Assets decreased to 1.77% during 1998 as compared to 3.15% during the Commencement Period. The decrease in net interest spread on Commercial Mortgage Assets during 1998 as compared to the Commencement Period was primarily due to an increase in lower yielding finance receivables outstanding with ICCC and a decrease in the ten-year treasury yield, which the Company uses as an index to determine initial interest rates on its Commercial Mortgages.

  The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the year ended December 31, 1998 and the Commencement Period and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):

                                For the year ended December 31, 1998               For the Commencement Period
                           -----------------------------------------------  ------------------------------------------
                             Average                Weighted       % of      Average               Weighted     % of
                             Balance     Interest   Avg Yield   Portfolio    Balance    Interest   Avg Yield Portfolio
                           ------------- ---------- ---------   ----------  ----------- ---------- --------- ---------
      COMMERCIAL
    MORTGAGE ASSETS
    ---------------
Investment and             $    28,349  $    4,357  15.37%        7.36%     $   12,786  $   2,234  17.47%        20.29%
 residual securities
Loan receivables:
 Commercial Mortgages
  held-for-investment          127,015      10,452   8.23        32.97          22,030      2,066   9.38         34.97
 CMO collateral                122,122       9,061   7.42        31.70             233         48  20.60          0.37
 Finance receivables           107,777       9,063   8.41        27.97          27,956      2,372   8.48         44.37
                           -----------  ----------                          ----------  ---------
  Total Loan Receivables       356,914      28,576   8.01        92.64          50,219      4,486   8.93         79.71
                           -----------  ----------                          ----------  ---------
   Total Commercial        $   385,263  $   32,933   8.55%      100.00%     $   63,005  $   6,720  10.67%       100.00%
    Mortgage Assets        ===========  ==========                          ==========  =========


      BORROWINGS
      ----------
Warehouse line agreements  $   193,370  $   12,947   6.70%       63.44%     $   25,463  $   1,847   7.25%        85.06%
CMO borrowings                 103,180       7,203   6.98        33.85             228         15   6.58          0.76
Reverse repurchase               8,270         514   6.22         2.71           1,938        115   5.93          6.47
 agreements
Borrowings on residual              --          --     --           --           2,307        275  11.92          7.71
 interest in securitization
                           -----------  ----------                          ----------  ---------
   Total Borrowings        $   304,820  $   20,664   6.78%      100.00%     $   29,936  $   2,252   7.52%       100.00%
                           ===========  ==========                          ==========  =========

 Net Interest Spread                                 1.77%                                          3.15%

 Net Interest Margin                                 3.18%                                          7.09%

  Interest income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment increased to $10.5 million during 1998 as compared to $2.1 million during the Commencement Period as average Commercial Mortgages held-for-investment increased to $127.0 million as compared to $22.0 million, respectively. The increase in average Commercial Mortgages held-for-investment was the result of the Long-Term Investment Operations acquiring $522.1 million of Commercial Mortgages during 1998 as compared to $41.2 million during the Commencement Period. The weighted-average yield on Commercial Mortgages held-for-investment decreased to 8.23% during 1998 as compared to 9.38% during the Commencement Period. The decrease in the weighted-average yield during 1998 was due to the acquisition of lower yielding ConduitExpress loans as compared to the Commencement Period and the decrease in the ten-year treasury yield, which the Company uses as an index to determine initial interest rates on its Commercial Mortgages.

  Interest income on finance receivables increased to $9.1 million during 1998 as compared to $2.4 million during the Commencement Period as average finance receivables increased to $107.8 million as compared to $28.0 million, respectively. The increase was primarily the result of an increase in ICCC's loan originations, which are financed by the Long-Term Investment Operations until ICCC sells the loans to third party investors or to ICH. ICCC originated $425.1 million of Commercial Mortgages during 1998 as compared to $233.5 million of Commercial Mortgages originated during the Commencement Period. The weighted-average yield on finance receivables decreased to 8.41% during 1998 as compared to 8.48% during the Commencement Period as the prime rate decreased during 1998. The prime rate is used as the index to determine the interest rate on finance receivables.

  Interest income on CMO collateral increased to $9.1 million during 1998 as compared to $48,000 during the Commencement Period as average CMO collateral increased to $122.1 million as compared to $233,000, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $301.8 million, which were collateralized by $325.0 million in Commercial Mortgages, in August 1998. The weighted-average yield on CMO collateral was 7.42% during 1998.

  Interest income on investment securities available-for-sale increased to $4.4 million during 1998 as compared to $2.2 during the Commencement Period as average investment securities available-for-sale, net of securities valuation allowance, increased to $28.3 million as compared to $12.8 million, respectively. The weighted-average yield on investment securities available-for-sale decreased to 15.37% during 1998 as compared to 17.47% during the Commencement Period.

  Interest expense on borrowings: Interest expense on warehouse line agreements used to fund finance receivables to ICCC and Commercial Mortgages held-for-investment increased to $12.9 million during 1998 as compared to $1.8 million during the Commencement Period as the average balance of warehouse line agreements increased to $193.4 million and $25.5 million, respectively. The increase was a result of an increase in finance receivables made to ICCC to fund the acquisition of Commercial Mortgages and to also fund the Long-Term Investment Operations Commercial Mortgages held-for-investment, which were acquired from ICCC. The weighted-average yield of warehouse line agreements decreased to 6.70% during 1998 as compared to 7.25% during the Commencement Period.

  Interest expense on CMO borrowings increased to $7.2 million during 1998 as compared to $15,000 during the Commencement Period as average borrowings on CMO collateral increased to $103.2 million as compared to $228,000, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $301.8 million during 1998. The weighted-average yield of CMO borrowings was 6.98% during 1998.

  Interest expense on borrowings on residual interest in securitization, held-for-trading decreased to none during 1998 as compared to $275,000 during the Commencement Period as the borrowings against the residual interest were repaid with proceeds received from the Company's IPO on August 5, 1997. The weighted-average yield of borrowings on residual interest in securitization, held-for-trading was 11.92% during the Commencement Period.

  The Company also uses CMBSs as collateral to borrow under reverse repurchase agreements to fund the purchase of CMBSs and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements increased to $514,000 during 1998 as compared to $115,000 during the Commencement Period as the average balance on these reverse repurchase agreements increased to $8.3 million as compared to $1.9 million, respectively. The weighted-average yield of these reverse repurchase agreements was 6.22% during 1998 as compared to 5.93% during the Commencement Period.

Equity in net earnings (loss) of Impac Commercial Capital Corporation

  Equity in net loss of ICCC for 1998 was $(19.2) million as compared to equity in net earnings of ICCC of $1.7 million for the Commencement Period. The decrease in equity in net earnings (loss) of ICCC for 1998 was primarily the result of the aforementioned $14.3 million loss on sale of Commercial Mortgages during 1998 as compared to a gain on sale of Commercial Mortgages of $3.7 million during the Commencement Period. For more information on the results of operations of ICCC refer to "--Results of Operations--Impac Commercial Capital Corporation." The Company records 95% of the earnings or losses from ICCC as the Company owns 100% of ICCC's preferred stock of, which represents 95% of the economic interest in, ICCC.

Expenses

  General and Administrative and Other Expense

  General and administrative and other expense increased to $1.2 million during 1998 as compared to $156,000 during the Commencement Period. The increase in general and administrative expense was primarily related to operational expenses the Company incurred subsequent to August of 1997 as a result of becoming a public company. Additionally, property expense on a commercial office building which the Company owns, increased to $779,000 during 1998 as compared to $109,000 during the Commencement Period.

  Advisory Fees

  Advisory fees are computed quarterly on tax basis earnings, which are calculated by adjusting the Company's book basis earnings by various differences between book basis earnings and tax basis earnings. Differences between book basis earnings and tax basis earnings are estimates that are derived from management's best knowledge. Although the Company recorded a net loss during 1998, the Company recorded advisory fees based on tax basis earnings, which were approximately $11.7 million. Therefore, the Company recorded an expense of $745,000 during 1998 as compared to none during the Commencement Period.

  Credit Exposures

  The Company recorded provision for loan losses of $1.5 million during 1998 as compared to $564,000 during the Commencement Period. Correspondingly, the allowance for loan losses increased to $2.1 million at December 31, 1998 as compared to $564,000 at December 31, 1997. At December 31, 1998 and 1997, the Company's allowance for loan losses expressed as a percentage of Commercial Mortgages held-for-investment, CMO collateral and finance receivables (collectively "Gross Loan Receivables") was 0.54% and 0.35%, respectively. The allowance for loan losses is determined primarily on management's judgment of net loss potential including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

  Delinquencies. The following table sets forth delinquency statistics for the Long-Term Investment Operations' portfolio of Commercial Mortgages held-for-investment and CMO collateral for the periods shown:

                                                                        At December 31, 1998              At December 31, 1997
                                                                      -----------------------        ----------------------------
                                                                        Number        % of              Number            % of
                                                                         of         Servicing             of           Servicing
                                                                        Loans       Portfolio           Loans          Portfolio
                                                                      --------      ---------        -----------     ------------
Loans delinquent for:
  90 days.............................................................       5           1.21                 --              0.0
                                                                      --------     ----------         -----------    ------------
     Total delinquencies, foreclosures and bankruptcies...............       5           1.21%                --              0.0%
                                                                      ========     ==========         ===========    ============


RESULTS OF OPERATIONS--
IMPAC COMMERCIAL CAPITAL CORPORATION

Year Ended December 31, 1998 as compared to the period from January 15, 1997 (commencement of operations) through December 31, 1997

Net Earnings

  ICCC recorded a net loss of $(20.2) million during the year ended December 31, 1998 as compared to net earnings of $1.4 million for the Commencement Period. The Company's net loss for 1998 was primarily the result of an increase of $18.0 million in loss on sale of Commercial Mortgages held-for-sale, an increase of $1.0 million in net interest loss and an increase of $4.3 million in other operating expense.

Net Interest Income (Expense)

  ICCC's net interest expense increased by $1.0 million to $(1.0) million during 1998 as compared to $57,000 during the Commencement Period as the deterioration of the commercial mortgage-backed securitization market forced ICCC to hold Commercial Mortgages in its portfolio during 1998. Commercial Mortgages held-for-sale earned lower yields than interest rates paid on borrowings used to finance the Commercial Mortgages. The average yield earned on Commercial Mortgages held-for-sale was 7.88% during 1998 as compared to financing costs of 8.40%. During the fourth quarter of 1998, the Company began concentrating its efforts on the origination of higher yielding CommercialExpress loans and de-emphasizing the origination of lower yielding ConduitExpress loans.

Non-Interest Income

  The loss on sale of Commercial Mortgages held-for-sale during 1998 was $14.3 million as compared to a gain on sale of Commercial Mortgages held-for-sale of $3.7 million during the Commencement Period. The loss on sale of Commercial Mortgages held-for-sale was the result of the sale of Commercial Mortgages during the fourth quarter of 1998 in order to generate liquidity and help to protect the Company against any future margin calls on borrowings under warehouse line and reverse repurchase facilities. The Company's lenders required margin calls on the Company's warehouse line and reverse repurchase facilities due to turmoil in the commercial mortgage-backed securitization market during the third and fourth quarters of 1998. In order to meet those margin calls and provide the Company additional liquidity, ICCC completed the sale of $172.3 million of Commercial Mortgages during the fourth quarter of 1998.

Non-Interest Expense

  Other operating expense increased to $5.4 million during 1998 as compared to $1.0 million during the Commencement Period as ICCC's loan originations increased to $425.1 million as compared to $233.5 million, respectively. Personnel expense increased to $2.5 million during 1998 as compared to $38,000 during the Commencement Period as ICCC's staffing increased to 89 employees at September 30, 1998 as compared to 50 employees at December 31, 1997 and 27 employees at September 30, 1997. During the fourth quarter of 1998, ICCC reduced its staff levels by 35% due to the decrease in loan originations during the second half of 1998 as compared to the first half of 1998. In addition, occupancy expense increased to $1.0 million during 1998 as compared to $160,000 during the Commencement Period and general and administrative and other expense increased to $1.1 million as compared to $288,000, respectively, due to the increase in ICCC's staffing levels and the expansion of its loan origination operations.


Liquidity and Capital Resources

  Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its Commercial Mortgages and CMBS portfolios, warehouse line and reverse repurchase agreements secured by Commercial Mortgages and CMBS, CMO financing, proceeds from the sale of Commercial Mortgages, short-term unsecured borrowings and proceeds from the issuance of Common Stock. The acquisition of Commercial Mortgages and CMBS by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, warehouse and reverse repurchase agreements, CMO financing, short-term unsecured borrowings and proceeds from the sale of Common Stock. The acquisition of Commercial Mortgages by the Conduit Operations are funded from reverse repurchase agreements and the sale of Commercial Mortgages. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as compliance with the terms of its existing credit arrangements, financial performance, industry and market trends in various businesses, the general availability of and rates applicable to financing and investments, lenders' and/or investors' own resources and policies concerning loans and investments and the relative attractiveness of alternative investment or lending opportunities.

  During the third and fourth quarters of 1998, the deterioration of the CMBS market created a lack of liquidity for the Company as the Company's lenders made margin calls on their warehouse and reverse repurchase lines. Margin calls result from the Company's lenders evaluating the market value of underlying collateral securing the warehouse lines of credit and requiring additional equity or collateral on the warehouse lines. These margin calls resulted in the Company delaying its third quarter dividend and selling $172.3 million of Commercial Mortgages in order to meet its margin calls and provide additional working capital. The sale of the Commercial Mortgages increased the Company's liquidity by $25.6 million, at the time of sale, after paying down borrowings on warehouse and reverse repurchase lines. With net proceeds from the sale of Commercial Mortgages, the Company was able to use these funds to pay its third quarter dividend, which had been suspended, repurchase shares of its capital stock at a price significantly below book value, purchase the remaining 50% ownership interest in its commercial office building from IMH and have additional liquidity for general working capital needs.

  By selling Commercial Mortgages, the Company reduced its exposure to future margin calls on existing borrowings under its current warehouse lines and repurchase facilities by paying down outstanding borrowings on these facilities. In addition, by concentrating on the origination of CommercialExpress loans which have lower loan balances and higher interest margins, the Company's liquidity improved during the fourth quarter of 1998. Based upon past experience, the Company has received better execution, both in terms of price and completion time, on both securitizations and whole loan sales on CommercialExpress loans than on ConduitExpress loans, which have larger loan balances and smaller interest margins. Also, by de-emphasizing originations of ConduitExpress loans, loan originations decreased in the third and fourth quarters of 1998 and reduced borrowing needs during these periods of market volatility. The Company expects that by originating primarily CommercialExpress loans, the length of time specific loans are outstanding on the Company's warehouse lines will be reduced. In addition, the reduction in staff during the fourth quarter of 1998 provided additional liquidity from operating activities.

  However, cash flows were negatively impacted by the deterioration of the CMBS market and the subsequent sale of Commercial Mortgages as the Company did not benefit from the positive cash flows generated by these financial instruments. In addition, any future margin calls or termination of warehouse lines or repurchase facilities by the Company's lenders may adversely affect the Company's future operations. Many former lenders to other companies in the same business as ICH are no longer in the business of providing warehouse lines for the funding of Commercial Mortgages. This may affect the Company's ability to obtain new financing at comparable rates and terms or any new financing at all.

  Long-Term Investment Operations. ICH has a warehouse line agreement with an investment bank, which expires in May 1999, unless terminated earlier, which provides up to an aggregate of $300.0 million, of which $100.0 million is uncommitted, to finance the Company's operations as needed. Terms of the warehouse line agreement requires that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral provided as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates are expressed in basis points over the one-month LIBOR. The margins on the warehouse line agreements are based on the type of mortgage collateral provided, with loan amounts generally range from 75% to 92% of the fair market value of the collateral. As of December 31, 1998, an aggregate of $45.7 million was outstanding under the warehouse line agreements.

  ICH has entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the loans are based on one-month LIBOR plus a margin depending on the type of collateral provided, with loan amounts generally range from 50% to 75% of the fair market value of the collateral. As of December 31, 1998, amounts outstanding on the reverse repurchase agreements were $4.9 million.

  The Long-Term Investment Operations uses CMO borrowings to finance Commercial Mortgages as a means of eliminating certain risks associated with warehouse line and reverse repurchase agreements, such as the potential need for deposits of additional collateral, that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At December 31, 1998, the Long-Term Investment Operations had $285.0 million of CMO borrowings used to finance $326.6 million of CMO collateral.

  In 1998, ICH entered into a revolving credit arrangement with a commercial bank whereby ICH can borrow up to maximum amount of $10.0 million for general working capital needs. The revolving credit agreement expires on March

29, 1999. Advances under the revolving credit arrangement are at an interest rate of prime plus 0.25%. Interest is paid monthly and as an open-ended revolving line of credit there is no set principal payment schedule. As of December 31, 1998, ICH had no outstanding borrowings under the revolving credit arrangement.

  During 1998, ICH had a credit arrangement with IMH whereby IMH advanced to ICH up to maximum amount of $15.0 million for general working capital needs. Subsequent to 1998, the credit agreement was terminated and will no longer be used by ICH. Advances under the credit arrangement were at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of December 31, 1998 and 1997, ICH's outstanding borrowings under the credit arrangement were none and $9.1 million, respectively, with an interest rate of prime plus 1% at the time of each advance.

  During 1998, pursuant to a public offering, ICH sold 2,000,0000 shares of Common Stock at $15.3125 per share, which raised additional capital of $28.4 million, net of underwriting discounts and other expenses.

  Conduit Operations. ICCC has entered into uncommitted warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral provided as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at Bank of America's prime rate, which was 7.75% at December 31, 1998. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral provided. As of December 31, 1998 and 1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $41.2 million and $95.7 million, respectively.

  ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral provided. The interest rates on the borrowings are indexed to Bank of America's prime rate, which was 7.75% at December 31, 1998. As of December 31, 1998 and 1997, outstanding amounts on the warehouse line agreement were $3.7 million and $8.5 million, respectively.

Cash Flows

  Operating Activities--During 1998, net cash used in operating activities was $18.0 million. Net cash used in operating activities was primarily the result of a net loss of $11.0 million and a net decrease of $29.5 million in due from affiliates and due to affiliates, which was primarily due to an increase of $13.4 million related to advances to finance the operations of ICCC.

  Investing Activities--During 1998, net cash used in investing activities was $228.8 million. Net cash used in investing activities was primarily the result of the acquisition and subsequent securitization of $325.0 million of Commercial Mortgages. The increase in CMO collateral was partially offset by a decrease of $54.7 million in finance receivables and a decrease of $38.2 million in Commercial Mortgages held-for-investment.

  Financing Activities--During 1998, net cash provided by financing activities was $245.1 million. Net cash provided by financing activities was primarily the result of proceeds from CMO borrowings of $301.8 million, which was partially offset by a decrease in warehouse line agreements of $44.7 million.

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

YEAR 2000 COMPLIANCE

  PROJECT STATUS

  The Company's Year 2000 project was approximately 75% complete as of the end of December 1998. The Company has contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

  The Company also has its own in-house IT department and is currently assisting the outside vendor with Year 2000 compliance issues. The Company's primary IT systems include loan servicing, which is contracted to an outside vendor, loan tracking, and accounting and reporting. The Company has received a Year 2000 compliance plan from its loan servicing vendor and receives monthly status reports. As of December 31, 1998 and according to its last status report, the loan servicing vendor is on track with its Year 2000 compliance plan and expects to be in Year 2000 compliance by the first half of 1999. The loan tracking system is a proprietary system that was written using Microsoft Access, which is Year 2000 compliant. The accounting and reporting systems have been upgraded to versions that are currently Year 2000 compliant. The Company's non-IT systems include its file servers, network systems, workstations and communication systems. Testing on all other in-house hardware is currently underway and is expected to be complete by the end of the second quarter of 1999.

  The Year 2000 project is divided into two primary phases, as follows: (1) define scope of project and identify all IT and non-IT systems, and (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The Company's executive committee, which includes the CEO and Chairman, President, and Chief Financial Officer, reviews the progress of the Company's Year 2000 project through monthly status reports from the Company's IT manager.

Phase I-Define Scope of Project
--------------------------------

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

Phase II-Testing of Systems
----------------------------

  This phase of the Year 2000 project can be divided into four separate processes, as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

  Compliance Questionnaires and Hardware Certification Information. As of the end of October 1998, these portions of Phase II were complete.

  Software/Data Testing. As of the end of December 1998, this portion of Phase II was approximately 80% complete. The remaining tasks within this process include analyzing list of software being used, testing all software programs, testing all data from incoming sources, testing all outgoing data processes and reporting. The Company expects that this process will be complete by March 31, 1999.

  Hardware Testing. As of the end of December 1998, this portion of Phase II had not been started. This phase is contingent on the completion of software/data testing. Tasks yet to be started include testing all workstation, servers and network systems. The Company expects to be compliant with all internal Year 2000 issues by the end of the second quarter of 1999.

  COSTS

  The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $108,000. As of the end of December 1998, the Company had paid $34,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code to existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

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

  CONTINGENCY PLANS

  The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and sign-off has begun with respect to the Company's in-house systems. In addition to Year 2000 system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 General

  A significant portion of the Company's revenues and earnings are derived from net interest income and, accordingly, the Company strives to manage its interest-earning assets and interest-bearing liabilities to generate what management believes to be an appropriate contribution from net interest income. Asset and liability management seeks to control the volatility of the Company's performance due to changes in interest rates. The Company attempts to achieve an appropriate relationship between rate sensitive assets and rate sensitive liabilities. Although the Company manages other risks, such as credit, operational and liquidity risk in the normal course of business, management considers interest rate risk to be a significant market risk which could potentially have the largest material effect on the Company's financial condition and results of operations.

 Rate Sensitive Assets and Liabilities

  Interest rate risk is the responsibility of the Asset and Liability Committee ("ALCO"), which reports to the Board of Director's of the Company. ALCO establishes policies that monitor and coordinate the Company's sources, uses and pricing of its funds. The Company attempts to reduce the volatility in net interest income by managing the relationship of interest rate sensitive assets to interest rate sensitive liabilities.

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds that amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing to a greater extent than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically, the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-bearing liabilities reprice.

  The Company manages its interest rate risk by, (1) retaining adjustable-rate Commercial Mortgages to be held for long-term investment, (2) selling fixed-rate Commercial Mortgages on a whole-loan basis, and (3) securitizing both adjustable- and fixed-rate Commercial Mortgages through the issuance of CMOs. The Company retains adjustable-rate Commercial Mortgages, which are generally indexed to six-month LIBOR and reprice every six months, to be held for investment or as CMO collateral. The index on adjustable rate Commercial Mortgages provide a comparable match to the one-month LIBOR index that is used for the funding of Commercial Mortgages on the Company's warehouse line agreements. In addition, the Company securitizes both variable- fixed-rate Commercial Mortgages as CMOs to reduce its interest rate risk as CMOs provide a net interest spread between the interest income on the Commercial Mortgages and the interest and other expenses associated with the CMO financing. To a great extent, market risk arising from early prepayment of Commercial Mortgages is minimized as the Company uses short-term prepayment lock-outs and prepayment penalties.

  As a result of this strategy, the Company's total interest-earning assets maturing or repricing within one year exceed interest-bearing liabilities maturing or repricing in one year by $58.9 million, representing a positive gap. Therefore, the Company's net interest income would be negatively affected by decreases in interest rates as interest-earning assets would reprice to lower interest rates faster than would interest-bearing liabilities. Conversely, in an increasing interest rate environment the Company's net interest income would increase as more interest-earning assets would reprice to higher rates faster than would interest-bearing liabilities. As a rule, the Company attempts to keep the cumulative difference between interest-earning assets and interest-bearing liabilities as low as possible over a one year cycle.

  The Company currently does not maintain a trading portfolio. As a result, the Company is not exposed to market risk as it relates to trading activities. The Company's investment securities portfolio are held for sale which requires the Company to perform market valuations of the portfolio in order to properly record the portfolio at the lower of cost or market. Therefore, the Company continually monitors the interest rates of its investment securities portfolio as compared to prevalent interest rates in the market.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability.


                                                                                                       Greater
                                                                                                        than
                                       1999         2000         2001         2002         2003        5 Years       Total
                                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
INTEREST-SENSITIVE ASSETS:

Cash equivalents                     $  14,161    $     --     $     --     $     --     $     --     $     --     $  14,161
 Average interest rate                    5.03%                                                                         5.03%
Investment and residual securities      25,944          --           --           --           --           --        25,944
 Average interest rate                   14.01%                                                                        14.01%
Finance receivables                     40,972          --           --           --           --           --        40,972
 Average interest rate                    7.75%                                                                         7.75%
Commercial Mortgages:
 Adjustable (3)                         50,767          --           --           --           --           --        50,767
    Average interest rate                 9.28%                                                                         9.28%
 Fixed (3)                                  --          --           --           --           --       281,393      281,393
    Average interest rate                                                                                  7.91%        7.91%
Due from affiliates                     22,131          --           --           --           --           --        22,131
    Average interest rate                 8.00%                                                                         8.00%
                                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
 Total interest-sensitive assets     $ 153,975    $     --     $     --     $     --     $     --     $ 281,393    $ 435,368
                                     ---------    ---------    ---------    ---------    ---------    ---------    ---------

                                                                                                       Greater
                                                                                                        than
                                       1999         2000         2001         2002         2003        5 Years       Total
                                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
INTEREST-SENSITIVE LIABILITIES:

Warehouse facilities                 $  45,654    $     --     $     --     $     --     $     --     $     --     $  45,654
 Average interest rate                    6.12%                                                                         6.12%
Reverse repurchase agreements            4,869          --           --           --           --           --         4,869
 Average interest rate                    6.10%                                                                         6.10%
CMO borrowings (4)                      33,336          --           --           --           --       257,881      291,217
 Average interest rate                    5.34%                                                            6.59%        6.45%
Due to affiliates                       11,170          --           --           --           --           --        11,170
 Average interest rate                    8.46%                                                                         8.46%
                                     ---------    ---------    ---------    ---------    ---------    ---------    ---------
 Total interest-sensitive
  liabilities                        $  95,029    $     --     $     --     $     --     $     --     $ 257,881    $ 352,910
                                     ---------    ---------    ---------    ---------    ---------    ---------    ---------

Interest rate sensitivity gap        $  58,946    $     --     $     --     $     --     $     --     $  23,512    $  82,458

Cumulative interest sensitivity
 gap                                 $  58,946    $  58,946    $  58,946    $  58,946    $  58,946    $  82,458

___________________
(1) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.
(2) Interest-sensitive assets and liabilities are based upon contractual maturity and repricing date.
(3) Amounts are based on the unpaid principal balance of Commercial Mortgages at December 31, 1998.
(4)  Excludes bond discount.

  In addition to measuring interest rate risk via a GAP analysis, the Company measures the sensitivity of its net interest income to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. The Company estimates its interest income for the next twelve months assuming no changes in interest rates from those at period end. Once the base case has been estimated, calculations are made for each of the defined changes in interest rates. Those results are then compared against the base case to determine the estimated change to net interest income. Assuming immediate interest rate decreases of 100 and 200 basis points, the Company estimates that the decrease in net interest income would be $825,000, or 6%, and $1.7 million, or 12%, respectively.

  The following table presents the extent to which changes in interest rates and changes in the volume of interest-sensitive assets and interest-sensitive liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided on Commercial Mortgage Assets and borrowings on Commercial Mortgage Assets, only, with respect to (1) changes attributable to changes in volume (changes in volume multiplied by prior rate), (2) changes attributable to changes in rate (changes in volume multiplied by prior volume), (3) changes in interest due to both rate and volume and (4) the net change.

                                                                                YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                                                    1998 OVER 1997
                                                          ---------------------------------------------------------------
                                                                                                RATE/
                                                               VOLUME           RATE            VOLUME            TOTAL
                                                              ---------        -------        ----------        ---------
                                                                                    (IN THOUSANDS)
Increase (decrease) in:

Investment and residual securities.....................       $   2,719        $  (269)       $     (327)       $   2,123
Commercial Mortgages held-for-investment...............           9,848           (253)           (1,209)           8,386
CMO collateral.........................................          25,109            (31)          (16,065)           9,013
Finance receivables....................................           6,769            (20)              (58)           6,691
                                                              ---------        -------        ----------        ---------
 TOTAL INTEREST INCOME.................................       $  44,445        $  (573)       $  (17,659)       $  26,213
                                                              =========        =======        ==========        =========

Warehouse line agreements..............................       $  12,173        $  (140)       $     (933)       $  11,100
CMO borrowings.........................................           6,774              1               413            7,188
Reverse repurchase agreements..........................             375              6                18              399
Borrowings on residual interest in securitization......            (275)            --                --             (275)
                                                              ---------        -------        ----------        ---------
 TOTAL INTEREST EXPENSE................................       $  19,047        $  (133)       $     (502)       $  18,412
                                                              =========        =======        ==========        =========

 Hedging

  The Company conducts certain hedging activities in connection with both its Long-Term Investment Operations, only with respect to its liabilities, and its Conduit Operations.

   Long-Term Investment Operations: To the extent consistent with ICH's election to qualify as a REIT, the Company follows a hedging program intended to protect against interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the Company's hedging program is formulated with the intent to offset the potential adverse effects resulting from (1) interest rate adjustment limitations on its mortgage loans and MBSs and (2) the differences between the interest rate adjustment indices and interest rate adjustment periods of its adjustable rate mortgage loans secured by such loans and related borrowings. As part of its hedging program, the Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments. The Company's hedging program encompasses a number of procedures. The Company will structure its borrowing agreements to have a range of different maturities. As a result, the Company may adjust the average maturity of its borrowings on an ongoing basis by changing the mix of maturities as borrowings come due and are renewed. In this way, the Company would minimize any differences between interest rate adjustment periods of mortgage loans and related borrowings that may occur due to prepayments of mortgage loans or other factors.

  The Company may occasionally purchase interest rate caps to limit or partially offset adverse changes in interest rates associated with its borrowings. In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. In this way, the Company generally hedges as much of the interest rate risk arising from lifetime rate caps on mortgage loans and from periodic rate and/or payment caps as the Company determines is in the best interests of the Company, given the cost of such hedging transactions and the need to maintain ICH's status as a REIT. Such periodic caps on the Company's mortgage loans may also be hedged by the purchase of mortgage derivative securities. Mortgage derivative securities can be effective hedging instruments in certain situations as the value and yields of some of these instruments tend to increase as interest rates rise and tend to decrease in value and yields as interest rates decline, while the experience for others is the converse. The Company intends to limit its purchases of mortgage derivative securities to investments that qualify as qualified REIT assets or qualified hedges so that income from such investments will constitute qualifying income for purposes of the 95% and 75% gross income tests. To a lesser extent, the Company, through its Conduit Operations, may enter into interest rate swap agreements, buy and sell financial futures contracts and options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes; however, the Company will not invest in these instruments unless the Company and the Manager are exempt from the registration requirements of the Commodity Exchange Act or otherwise comply with the provisions of that Act. The REIT provisions of the Internal Revenue Code of 1986 may restrict the Company's ability to purchase certain instruments and may severely restrict the Company's ability to employ other strategies. In all its hedging transactions, the Company deals only with counterparties that the Company believes are sound credit risks. As of December 31, 1998 and 1997, the Company had no outstanding interest rate cap or interest rate swap agreements or other derivative instruments.

   Conduit Operations: In conducting its Conduit Operations, ICCC is subject to the risk of rising mortgage interest rates between the time it commits to originate or purchase Commercial Mortgages at a fixed price or rate and the time it sells or securitizes those Commercial Mortgages. To mitigate this risk, ICCC enters into transactions designed to hedge interest rate risks, which may include mandatory and optional forward selling of Commercial Mortgages and buying and selling of futures and options on futures and U.S. Treasury obligations. The nature and quantity of these hedging transactions are determined by the management of ICCC or the Manager, based on various factors, including market conditions and the average duration of the mortgage loans and the expected subordination of the mortgage loans upon securitization.

 Futures Contracts

  To remain competitive and control risk, ICCC uses futures and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short-term coverage than cash and mortgage-backed securities. However, ICCC is vulnerable to the basis risk that is inherent in cross-hedging. ICCC uses the buying and selling of futures contracts on Treasury bonds and Treasury notes when the market is vulnerable to day-to-day corrections. Executing hedges with these instruments allows ICCC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. ICCC utilizes these instruments on a short-term basis to fine tune its overall hedge position at a lower cost. The Company sells future contracts against five- and ten-year Treasury notes with major dealers in such securities. At December 31, 1998 and 1997, the Company had $20.0 million and $105.1 million, respectively, in outstanding commitments to sell U.S. Treasury notes.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item 8 is incorporated by reference to Impac Commercial Holdings, Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.


ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.


                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this Item 10 is hereby incorporated by reference to Impac Commercial Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Commercial Holdings, Inc.'s 1998 fiscal year.


ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item 11 is hereby incorporated by reference to Impac Commercial Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Commercial Holdings, Inc.'s 1998 fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item 12 is hereby incorporated by reference to Impac Commercial Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Commercial Holdings, Inc.'s 1998 fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item 13 is hereby incorporated by reference to Impac Commercial Holdings, Inc.'s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of Impac Commercial Holdings, Inc.'s 1998 fiscal year.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or are otherwise included in Form 10-K.

  (b)  Reports on Form 8-K--
       A current report on Form 8-K, dated October 7, 1998, was filed on October 14, 1998 reporting on Items 5 and 7.

  (c)  Exhibits


  Exhibit
  Number        Description
  -------       -----------
   3.1           Charter of the Registrant.(1)

   3.1(a)        Articles of Amendment of Registrant.(1)

   3.1(b)        Articles of Amendment of Registrant.(2)

   3.1(c)        Articles of Amendment of Registrant.(3)

   3.1(d) Articles Supplementary and Certificate of Correction for Series A Junior Participating Preferred Stock of Registrant.

   3.2           Bylaws of the Registrant.(1)

   4.1           Form of Common Stock Certificate of the Company.(1)

   4.2 Rights Agreement, dated October 7, 1998, between the Registrant and BankBoston, N.A.(4)

  10.1           Management Agreement among the Registrant and
                 RAI Advisors, LLC.

  10.2 Submanagement Agreement among RAI Advisors, LLC, Impac Mortgage Holdings, Inc. and Impac Funding Corporation.

  10.3           1997 Stock Option and Awards Plan.(1)

  10.4 Lease dated December 8, 1997, among the Registrant, Impac Commercial Capital Corporation and The Irvine Company.(1)

  10.5 Contribution Agreement among the Registrant, Impac Mortgage Holdings, Inc., and Impac Commercial Capital Corporation.

  10.6 Non-Competition Agreement among the Registrant, Impac Mortgage Holdings, Inc., Impac Commercial Capital Corporation and Impac Funding Corporation.

  10.7 Right of First Refusal Agreement between the Registrant, RAI Advisors, LLC, Impac Mortgage Holdings, Inc., Impac Commercial Capital Corporation, and Impac Funding Corporation.

  10.8 Servicing Agreement between the Registrant and Impac Commercial Capital Corporation.(1)

  10.9 Revolving Credit and Term Loan Agreement, dated August 21, 1997, between the Registrant and Impac Mortgage Holdings, Inc.(5)

  10.10 Real Estate Purchase, Sale and Escrow Agreement, dated August 25, 1997, by and between TW/BRP Dove, LLC and IMH/ICH Dove Street, LLC. (5)

  10.10(a) Contract of Sale, dated October 27, 1998, between the Registrant and Impac Mortgage Holdings, Inc.

  10.11          Employment Agreement, dated August 8, 1997, between William D.
                 Endresen and Impac Commercial Capital Corporation.

  10.12 Servicing Agreement, dated July 31, 1998, among the Registrant, ICCC and Midland Loan Services, Inc.

  21             Subsidiaries of the Registrant.

  23.1           Consent of KPMG LLP re: Registrant.

  23.2           Consent of KPMG LLP re: Impac Commercial Capital Corporation.

  24.1           Power of Attorney (included on signature page).

  27             Financial Data Schedule.

_______________
(1) Incorporated by reference to, and all such exhibits have the corresponding exhibit number filed as part of the Registrant's registration statement on Form S-11 (File No. 333-25423) and Amendments Nos. 1, 2, 3, 4 and 5 filed with the Securities and Exchange Commission on April 18, June 10, June 30, July 8, July 17 and July 29, 1997, respectively.

(2) Incorporated by reference to exhibit number 3.1(a) of the Registrant's Current Report on Form 8-K, as amended, dated January 28, 1998.

(3) Incorporated by reference to the corresponding exhibit number of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(4) Incorporated by reference to the corresponding exhibit number of the Registrant's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998.

(5) Incorporated by reference to the corresponding exhibit number of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Irvine, State of California, on the 26th day of February, 1999.

                                  IMPAC COMMERCIAL HOLDINGS, INC.


                                  By: /s/ JOSEPH R. TOMKINSON
                                     -------------------------
                                       Joseph R. Tomkinson
                                     Chairman of the Board and
                                      Chief Executive Officer

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


       Signature                                  Title                                            Date
       ---------                                  -----                                            ----

 /s/ Joseph R. Tomkinson                 Chairman of the Board and Chief                     February 26, 1999
-------------------------                Executive Officer (Principal
 Joseph R. Tomkinson                     Executive Officer)


 /s/ Richard J. Johnson                  Chief Financial Officer (Principal                  February 26, 1999
-------------------------                Financial and Accounting
 Richard J. Johnson                      Officer)


 /s/ James Walsh                         Director                                            February 26, 1999
-------------------------
 James Walsh


 /s/ Frank P. Filipps                    Director                                            February 26, 1999
-------------------------
 Frank P. Filipps


 /s/ Stephan R. Peers                    Director                                            February 26, 1999
-------------------------
 Stephan R. Peers


 /s/ Thomas J. Poletti                   Director                                            February 26, 1999
-------------------------
 Thomas J. Poletti


 /s/ Timothy R. Busch                    Director                                            February 26, 1999
-------------------------
 Timothy R. Busch

                       INDEPENDENT AUDITORS' REPORT AND
                       CONSOLIDATED FINANCIAL STATEMENTS


                                     INDEX

                                                                                                                Page
                                                                                                                -----
                                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                ------------------------------------------------
Independent Auditors' Report.................................................................................    F-2
Consolidated Balance Sheets at December 31, 1998 and 1997....................................................    F-3
Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the year ended December 31,
 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997........    F-4
Consolidated Statement of Changes in Stockholders' Equity for the period from January 15, 1997
 (commencement of operations) through December 31, 1998......................................................    F-5
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period from
January 15, 1997 (commencement of operations) through December 31, 1997......................................    F-6
Notes to Consolidated Financial Statements...................................................................    F-7

                                IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY
                                ---------------------------------------------------
Independent Auditors' Report.................................................................................   F-27
Consolidated Balance Sheets at December 31, 1998 and 1997....................................................   F-28
Consolidated Statements of Operations for the year ended December 31, 1998 and for the period from
January 15, 1997 (commencement of operations) through December 31, 1997......................................   F-29
Consolidated Statement of Changes in Shareholders' Equity and for the period from January 15, 1997
 (commencement of operations) through December 31, 1998......................................................   F-30
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period from
January 15, 1997 (commencement of operations) through December 31, 1997......................................   F-31
Notes to Consolidated Financial Statements...................................................................   F-32

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Commercial Holdings, Inc.:


  We have audited the accompanying consolidated balance sheets of Impac Commercial Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive earnings
(loss), changes in stockholders' equity and cash flows for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Commercial Holdings, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.


                                 /s/ KPMG LLP

Orange County, California
February 3, 1999

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (dollar amounts in thousands, except per share data)

                                                                                                     At December 31,
                                                                                      ------------------------------------------

                                                                                                  1998                 1997
                                                                                      -------------------     ------------------

                                         ASSETS
                                         ------
Cash and cash equivalents.............................................................   $         14,161        $        15,908
Investment securities available-for-sale..............................................             17,154                 19,353
Residual interest in securitization, held-for-trading.................................              8,790                  9,936
Loan receivables:
  CMO collateral......................................................................            326,559                  4,255
  Finance receivables.................................................................             40,972                 95,711
  Commercial Mortgages held-for-investment............................................             24,569                 62,790
  Allowance for loan losses...........................................................             (2,110)                  (564)
                                                                                      -------------------     ------------------

     Net loan receivables.............................................................            389,990                162,192
Investment in Impac Commercial Capital Corporation....................................            (15,016)                 4,182
Due from affiliates...................................................................             22,131                  1,592
Premises and equipment, net...........................................................              9,146                  3,857
Accrued interest receivable...........................................................              2,627                  1,361
Other assets..........................................................................              2,236                    458
                                                                                      -------------------     ------------------
     Total assets.....................................................................   $        451,219        $       218,839
                                                                                      ===================     ==================

                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------
CMO borrowings........................................................................   $        285,021        $         4,176
Warehouse line agreements.............................................................             45,654                 90,374
Reverse repurchase agreements.........................................................              4,869                  9,841
Due to affiliates.....................................................................             11,170                  8,067
Other liabilities.....................................................................              1,168                  3,139
                                                                                      -------------------     ------------------

     Total liabilities................................................................            347,882                115,597

Commitments and contingencies
Stockholders' Equity:
  Preferred Stock; $.01 par value; 9,000,000 shares authorized; no shares                              --                     --
    outstanding at December 31, 1998 and 1997.........................................
  Series A Junior Participating Preferred Stock; $.01 par value; 1,000,000 shares                      --                     --
    authorized; no shares outstanding at December 31, 1998 and 1997...................
  Common Stock; $.01 par value; 46,217,295 shares authorized; 8,625,000                                86                     73
  and 7,344,789 shares issued and outstanding at December 31, 1998 and
  1997, respectively..................................................................
  Class A Common Stock; $.01 par value; 3,782,705 shares authorized; none                              --                      7
  and 674,211 shares issued and outstanding at December 31, 1998 and
  1997, respectively..................................................................
  Additional paid-in-capital..........................................................            127,004                104,761
  Accumulated other comprehensive earnings (loss).....................................                 24                   (160)
  Cumulative dividends declared.......................................................            (15,575)                (4,250)
  Retained earnings (accumulated deficit).............................................             (8,202)                 2,811
                                                                                      -------------------     ------------------
     Total stockholders' equity.......................................................            103,337                103,242
                                                                                      -------------------     ------------------
                                                                                         $        451,219        $       218,839
                                                                                      ===================     ==================

         See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       AND COMPREHENSIVE EARNINGS (LOSS)

                 (in thousands, except earnings per share data)


                                                                                                               For the period from
                                                                                                                January 15, 1997
                                                                                                                (commencement of
                                                                                  For the year ended           operations) through
                                                                                  December 31, 1998             December 31, 1997
                                                                             ------------------------     -------------------------
INTEREST INCOME:
 Commercial Mortgage Assets..................................................   $              32,933        $                6,720
 Cash equivalents and due from affiliates....................................                   2,912                           739
                                                                             ------------------------     -------------------------
  Total interest income......................................................                  35,845                         7,459

INTEREST EXPENSE:
 Warehouse line and reverse repurchase agreements............................                  13,461                         1,962
 CMO borrowings..............................................................                   7,203                            15
 Other borrowings............................................................                     912                           373
                                                                             ------------------------     -------------------------
  Total interest expense.....................................................                  21,576                         2,350
                                                                             ------------------------     -------------------------

 Net interest income.........................................................                  14,269                         5,109
  Provision for loan losses..................................................                   1,546                           564
                                                                             ------------------------     -------------------------
 Net interest income after provision for loan losses.........................                  12,723                         4,545

NON-INTEREST INCOME:
 Equity in net earnings (loss) of Impac Commercial Capital Corporation.......                 (19,199)                        1,694
 Other income................................................................                     701                           174
                                                                             ------------------------     -------------------------
  Total non-interest income..................................................                 (18,498)                        1,868

NON-INTEREST EXPENSE:
 Write-down of residual interest in securitization, held-for-trading.........                   1,690                            --
 General and administrative and other expense................................                   1,227                           156
 Professional services.......................................................                     797                           640
 Property expense............................................................                     779                           109
 Advisory fees...............................................................                     745                            --
 Stock compensation expense..................................................                      --                         2,697
                                                                             ------------------------     -------------------------
  Total non-interest expense.................................................                   5,238                         3,602
                                                                             ------------------------     -------------------------

 Net earnings (loss).........................................................                 (11,013)                        2,811

Other comprehensive earnings (loss):
 Unrealized gains (losses) arising during period.............................                     184                          (160)
                                                                             ------------------------     -------------------------
 Comprehensive earnings (loss)...............................................   $             (10,829)       $                2,651
                                                                             ========================     =========================

  Net earnings (loss) per share--basic and diluted...........................   $               (1.26)       $                 0.61
                                                                             ========================     =========================

 See accompanying notes to consolidated financial statements.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     (in thousands, except per share data)

                                                                                      Class A
                                             Preferred Stock      Common Stock      Common Stock
                                           ------------------- -----------------  -----------------   Additional
                                              Number             Number             Number             Paid-in
                                                of      Dollar     of     Dollar      of     Dollar    Capital
                                              Shares    Amount   Shares   Amount    Shares   Amount    (Loss)
                                           ----------------------------------------------------------------------
Balance, January 15, 1997 (commencement           --  $     --       --   $   --        --  $    --   $      --
 of operations)
Sale of Common Stock to IMH and certain
 officers and directors of the Company.....                         599        6        --       --       2,697
Conversion of promissory notes to              3,000        30       --       --        --       --      14,970
 Preferred Stock...........................
Dividends declared ($0.53 per share).......       --        --       --       --        --       --
Net proceeds from public stock offering....       --        --    6,325       63        --       --      86,961
Class A Common Stock issued to IMH for
 ICCC Preferred Stock......................       --        --       --       --        95        1         113
Conversion of ICH Preferred Stock to
 Class A Common Stock......................   (3,000)      (30)     720        7       280        3          20
Conversion of ICH Common Stock to
 Class A Common Stock......................       --        --     (299)      (3)      299        3          --
Other comprehensive loss...................       --        --       --       --        --       --
Net earnings from January 15, 1997                --        --       --       --        --       --          --
 (commencement of operations) through
 December 31, 1997.........................       --        --       --       --        --       --          --
                                           ----------------------------------------------------------------------

Balance, December 31, 1997.................       --        --    7,345       73       674        7     104,761

Dividends declared ($1.30 per share).......       --        --       --       --        --       --          --
Net proceeds from public stock offering....       --        --    2,217       22      (217)      (2)     28,368
Repurchase of capital stock................       --        --     (937)      (9)     (457)      (5)     (6,125)
Other comprehensive earnings...............       --        --       --       --        --       --          --
Net loss for the year ended December 31,
 1998......................................       --        --       --       --        --       --          --
                                           ----------------------------------------------------------------------
Balance, December 31, 1998.................       --  $     --    8,625   $   86        --  $    --     127,004
                                           ======================================================================


                                               Acumulated                         Retained
                                                 Other          Cumulative        Earnings            Total
                                              Comprehensive     Dividends       (Accumulated       Stockholder's
                                             Earnings (Loss)     Declared         Deficit)            Equity
                                            --------------------------------------------------------------------

Balance, January 15, 1997 (commencement     $        --         $      --         $      --         $      --
 of operations)
Sale of Common Stock to IMH and certain
 officers and directors of the Company.....          --                --                --             2,703
Conversion of promissory notes to                    --                --                --            15,000
 Preferred Stock...........................
Dividends declared ($0.53 per share).......          --            (4,250)               --            (4,250)
Net proceeds from public stock offering....          --                --                --            87,024
Class A Common Stock issued to IMH for
 ICCC Preferred Stock......................          --                --                --               114
Conversion of ICH Preferred Stock to
 Class A Common Stock......................          --                --                --                --
Conversion of ICH Common Stock to
 Class A Common Stock......................          --                --                --                --
Other comprehensive loss...................        (160)               --                --              (160)
Net earnings from January 15, 1997                   --                --             2,811             2,811
 (commencement of operations) through
 December 31, 1997.........................
                                           ------------------------------------------------------------------
Balance, December 31, 1997.................        (160)           (4,250)            2,811           103,242

Dividends declared ($1.30 per share).......          --           (11,325)               --           (11,325)
Net proceeds from public stock offering....          --                --                --            28,388
Repurchase of capital stock................          --                --                --            (6,139)
Other comprehensive earnings...............         184                --                --               184
Net loss for the year ended December 31,
 1998......................................          --                --           (11,013)          (11,013)
                                           ------------------------------------------------------------------
Balance, December 31, 1998.................$         24       $   (15,575)      $    (8,202)      $   103,337
                                           ==================================================================


          See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                              For the period from
                                                                                            For the           January 15, 1997
                                                                                          year ended          (commencement of
                                                                                         December 31,         operations) through
                                                                                             1998             December 31, 1997
                                                                                    -------------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)................................................................   $        (11,013)        $          2,811
 Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
 operating activities:
    Equity in net (earnings) loss of Impac Commercial Capital Corporation...........             19,199                   (1,694)
    Stock compensation expense......................................................                 --                    2,697
    Provision for loan losses.......................................................              1,546                      564
    Write-down of residual interest in securitization, held-for-trading.............              1,690                       --
    Depreciation and amortization...................................................                499                       65
    Net change in accrued interest on receivables...................................             (1,266)                  (1,361)
    Net change in other assets and liabilities......................................                848                     (366)
    Net change in due from affiliates and due to affiliates.........................            (29,536)                   6,475
                                                                                    -------------------      -------------------
    Net cash provided by (used in) operating activities.............................            (18,033)                   9,191
                                                                                    -------------------      -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Net change in Commercial Mortgages held-for-investment.............................             38,221                  (62,790)
 Net change in finance receivables..................................................             54,739                  (95,711)
 Net change in CMO collateral.......................................................           (322,304)                  (4,255)
 Purchase of investment securities available-for-sale...............................                 --                  (20,202)
 Principal reductions on investment securities available-for-sale...................              2,383                      689
 Purchase of residual interest in securitization, held-for-trading..................                 --                  (10,098)
 Principal reductions on residual interest in securitization, held-for-trading......               (544)                     162
 Purchase of premises and equipment.................................................             (1,338)                  (3,922)
 Contributions to Impac Commercial Capital Corporation..............................                 --                   (2,375)
                                                                                    -------------------      -------------------
     Net cash used in investing activities..........................................           (228,843)                (198,502)
                                                                                    -------------------      -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in warehouse line agreements............................................            (44,720)                  90,374
 Net change in reverse repurchase agreements........................................             (4,972)                   9,841
 Proceeds from CMO borrowings.......................................................            301,800                    4,176
 Repayments of CMO borrowings.......................................................            (20,955)                      --
 Issuance of Common Stock...........................................................             28,348                   87,024
 Issuance of promissory notes.......................................................                 --                   15,000
 Issuance of Class A Common Stock...................................................                 --                        7
 Dividends paid.....................................................................            (14,372)                  (1,203)
                                                                                    -------------------      -------------------
     Net cash provided by financing activities......................................            245,129                  205,219
                                                                                    -------------------      -------------------


Net change in cash and cash equivalents.............................................             (1,747)                  15,908
Cash and cash equivalents at beginning of period....................................             15,908                       --
                                                                                    -------------------      -------------------
Cash and cash equivalents at end of period..........................................   $         14,161         $         15,908
                                                                                    ===================      ===================


SUPPLEMENTARY INFORMATION:
 Interest paid......................................................................   $         20,236         $          1,974

NON-CASH TRANSACTIONS:
 Repurchase of Common Stock and Class A Common Stock................................   $          6,099         $             --
 Acquisition of Dove St. building and other assets in exchange for debt.............              6,000                       --
 Increase (decrease)  in accumulated other comprehensive earnings...................                184                     (160)
 Class A Common Stock issued to IMH for ICCC Preferred Stock........................                 --                      114
 Conversion of promissory notes to ICH Preferred Stock..............................                 --                   15,000
 Conversion of ICH Preferred Stock to Class A Common Stock..........................                 --                   15,000
 Conversion of ICH Common Stock to Class A Common Stock.............................                 --                        3
 Dividends declared and unpaid......................................................                 --                   (3,047)

          See accompanying notes to consolidated financial statements.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Summary of Significant Accounting Policies

1.  Financial Statement Presentation

  The operations of the Company have been presented in the consolidated financial statements for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 and include the financial results of Impac Commercial Holdings, Inc. (ICH), Impac Commercial Assets Corporation (ICH Assets) and ICH/IMH Dove St. LLC (Dove) as stand-alone entities and the financial results of ICH's equity interest in net earnings (loss) in Impac Commercial Capital Corporation (ICCC) as a stand-alone entity, subsequent to the Contribution (the Contribution).

  The Company is entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company records its investment in ICCC using the equity method. Under this method, original investments are recorded at cost and adjusted by the Company's share of earnings or losses. Certain officers and directors of the Company and ICCC own all of the common stock of ICCC and are entitled to 5% of the earnings or loss of ICCC. Gain on the sale of loans or securities by ICCC to ICH are deferred and accreted over the estimated life of the loans or securities using the interest method.

  All significant intercompany balances and transactions with ICH's consolidated subsidiaries have been eliminated in consolidation. Interest income on affiliated short-term advances, due from affiliates, has been earned at the rate of 8% per annum. Interest expense on affiliated short-term borrowings, due to affiliates, has been incurred at the rate of 8% per annum. Costs and expenses of IMH have been allocated to ICH in proportion to services provided, plus a 15% service charge. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current presentation.

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

2.  Cash and Cash Equivalents

  For purposes of the statement of cash flows, cash and cash equivalents consist of cash and money market mutual funds. The Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

3.  Investment Securities Available-for-Sale

  The Company classifies commercial mortgage-backed securities (CMBSs) as held-to-maturity, available-for-sale, and/or trading securities. Held-to-maturity securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses included in earnings. The Company's investment securities are held as available-for-sale, reported at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity. Premiums or discounts obtained on investment securities are accreted or amortized to interest income over the estimated life of the investment securities using the interest method. Such investments may subject the Company to credit, interest rate and/or prepayment risk.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

4.  Residual Interest in Securitization, held-for-trading

  ICH has estimated future cash flows from residual interest in securitization, held for trading (Residual) utilizing assumptions that they believe are commensurate with the risk inherent in the investment and consistent with those that they believe would be utilized by an unaffiliated third-party purchaser and discounted at a rate commensurate with the risk involved. The Company has classified the Residual as a held-for-trading security. Unrealized gains and losses will be included in current operations. To the Company's knowledge, there is currently no active market for the purchase or sale of the Residual.

  The fair value of the Residual is determined by computing the present value of the excess of the weighted-average coupon on the Commercial Mortgages sold (10.6%) over the sum of: (1) the coupon on the senior interest (5.9%), (2) a base servicing fee paid to servicer of the Commercial Mortgages (0.50%) and other fees, (3) expected estimated losses (0.60%) to be incurred on the portfolio of Commercial Mortgages sold over the estimated lives of the Commercial Mortgages and using an estimated future prepayment assumption (15%). The prepayment assumption used in estimating the cash flows is based on recent evaluations of the actual prepayments of the related portfolio and on market prepayment rates on new portfolios of similar Commercial Mortgages, taking into consideration the current interest rate environment and its expected impact on the estimated future prepayment rate. The estimated cash flows expected to be received by the Company are discounted at an interest rate that the Company believes an unaffiliated third-party purchaser would require as a rate of return commensurate with the risk of holding such a financial instrument. The rate used to discount the cash flows coming out of the trust was approximately 14.9%. To the extent that actual future excess cash flows are different from estimated excess cash flows, the fair value of the Company's residual could decline.

  Under the terms of the securitization, the Residual is required to build over-collateralization to specified levels using the excess cash flows described above until set percentages of the securitized portfolio are attained. Future cash flows to the residual holder are all held by the real estate mortgage investment conduit (REMIC) trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-offs and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of over-collateralization held by the Residual in the REMIC trust. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining Commercial Mortgages once the balance of the Commercial Mortgages in the trust are reduced to 10% of a specified balance of the original Commercial Mortgages in the trust, any remaining amounts in the trust are distributed. The current amount of any over-collateralization balance held by the trust are recorded as part of the Residual.

5.  CMO Collateral and Commercial Mortgages Heldfor-Investment

  The Company purchases Commercial Mortgages to be held as long-term investments or as CMO collateral. Commercial Mortgages held-for-investment and CMO collateral are recorded at cost at the date of purchase. Commercial Mortgages held-for-investment and CMO collateral include various types of loans secured by mortgages on commercial real property and loans to developers secured by first liens on converted condominium complexes. Premiums and discounts, which may result from the purchase or acquisition of Commercial Mortgages in excess of the outstanding principal balance, are amortized to interest income over their estimated lives using the interest method as an adjustment to the carrying amount of the loan. Prepaid securitization costs related to the issuance of CMOs are amortized to interest expense over their estimated lives using the interest method as an adjustment to the carrying amount of the loan. Commercial Mortgages are continually evaluated for collectibility and, if appropriate, the Commercial Mortgages may be placed on nonaccrual status, generally when the mortgage is 90 days past due, and previously accrued interest reversed from income. Other than temporary impairment in the carrying value of Commercial Mortgages held-for-investment, if any, will be recognized as a reduction to current operations.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

6.  Finance Receivables

  Finance receivables represent transactions with ICCC involving commercial real estate lending. As a warehouse lender, the Company is a secured creditor and is subject to the risks inherent in that status, including, the risk of borrower default and bankruptcy. Any claim of the Company as a secured lender in a bankruptcy proceeding may be subject to adjustment and delay. The Company's finance receivables represent warehouse lines of credit with ICCC collateralized by Commercial Mortgages on commercial real property. Finance receivables are stated at the principal balance outstanding. Interest income is recorded on the accrual basis in accordance with the terms of the loans. Finance receivables are continually evaluated for collectibility and, if appropriate, the receivable is placed on non-accrual status, generally when the receivable is 90 days past due. Future collections of interest income are included in interest income or applied to the loan balance based on an assessment of the likelihood that the loans will be repaid.

7.  Allowance for Loan Losses

  The Company maintains an allowance for losses on Commercial Mortgages held-for-investment, collateral for CMOs and finance receivables at an amount which it believes is sufficient to provide adequate protection against future losses in the Commercial Mortgage portfolio. The allowance for losses is determined primarily on management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrower's ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries on Commercial Mortgages previously charged off are credited back to the allowance.

8.  CMO Borrowings

  The Company issues CMOs, which are secured by Commercial Mortgages as a means of financing its Long-Term Investment Operations. CMOs are carried at their outstanding principal balances including accrued interest on such obligations. For accounting and tax purposes, Commercial Mortgages financed through the issuance of CMOs are treated as assets of the Company and the CMOs are treated as debt of the Company. Each issue of CMOs are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans.

9.  Income Taxes

  ICH operates so as to qualify as a real estate investment trust (REIT) under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of ICH's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its stockholders, of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in the subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year ICH should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If ICH were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. In any year in which the Company qualifies as a REIT, it generally will not be subject to Federal income tax on that portion of its taxable income or net capital gain that is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates upon any net income or net capital gain not distributed. The Company intends to distribute substantially all of its taxable income to its stockholders.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

10. Net Earnings (Loss) per Share

  Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding for the period. Diluted net earnings per share are computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period.

  The following table represents the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

                                                                                                             For the period from
                                                                                                               January 15, 1997
                                                                                                               (commencement of
                                                                                For the year ended           operations) through
                                                                                December 31, 1998             December 31, 1997
                                                                              ---------------------         ---------------------
NUMERATOR:
  Numerator for basic earnings per share--
     Net earnings (loss)...................................................   $             (11,013)        $                2,811
                                                                              =====================         ======================

DENOMINATOR:
  Denominator for basic earnings per share--
     Weighted average number of common shares outstanding during
       the period..........................................................                   8,773                          4,631
     Net effect of dilutive stock options..................................                      --                             14
                                                                              ---------------------         ----------------------
  Denominator for diluted earnings per share...............................                   8,773                          4,645
                                                                              =====================         ======================
  Net earnings (loss) per share--basic.....................................   $               (1.26)        $                 0.61
                                                                              =====================         ======================
  Net earnings (loss) per share--diluted...................................   $               (1.26)        $                 0.61
                                                                              =====================         ======================

11. Recent Accounting Pronouncements

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS
No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting financial and descriptive information about an enterprise's operating segments in its annual financial statements and selected segment information in interim financial reports. Reclassification or restatement of comparative financial statements or financial information for earlier periods is required upon adoption of SFAS 131. The Company recognizes the Long-Term Investment Operations and the Conduit Operations as two distinct reporting segments. The consolidated financial statements of Impac Commercial Holdings, Inc. is considered the Long-Term Investment Operations while the financial statements of Impac Commercial Capital Corporation is considered the Conduit Operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 is an amendment to SFAS 65, which required that after the securitization of a mortgage loan held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS No. 134 further amends SFAS No. 65 and requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS 134 is effective for the first fiscal quarter beginning first quarter 1999. The Company believes that the adoption of SFAS No. 134 will not have a material impact on the Company's financial position or results of operations.

NOTE B--INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The Company's mortgage-backed securities are primarily secured by commercial real property. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate, and interest rate fluctuations. The Company's interest in these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments.

  The amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

                                                                                  GROSS          GROSS
                                                                AMORTIZED       UNREALIZED     UNREALIZED     ESTIMATED
                                                                   COST           GAIN           LOSS         FAIR VALUE
                                                                ----------      ---------      ---------      ----------
                                                                                     (IN THOUSANDS)
At December 31, 1998:
     Commercial mortgage-backed securities...................   $    6,515      $      --      $      --      $    6,515
     Interest only securities................................       10,615             24             --          10,639
                                                                ----------      ---------      ---------      ----------
       Total investment securities available-for-sale........   $   17,130      $      24      $      --      $   17,154
                                                                ==========      =========      =========      ==========

  At December 31, 1997:
     Commercial mortgage-backed securities...................   $    6,363      $      --      $      --      $    6,363
     Interest only securities................................       13,150             --            160          12,990
                                                                ----------      ---------      ---------      ----------
       Total investment securities available-for-sale........   $   19,513      $      --      $     160      $   19,353
                                                                ==========      =========      =========      ==========

NOTE C--RESIDUAL INTEREST IN SECURITIZATION, HELD-FOR-TRADING

  The accompanying 1998 and 1997 balance sheets include one Residual which was recorded as a result of a 1995 securitization by Imperial Credit Industries, Inc. (ICII) of commercial loans issued through a special purpose trust vehicle. As of December 31, 1998 and 1997, the carrying amount of the residual was $8.8 million and $9.9 million, respectively.

NOTE D--COMMERCIAL MORTGAGES HELD-FOR-INVESTMENT

  The Company purchases Commercial Mortgages to be held as long-term investment. Commercial Mortgages held-for-investment include various types of loans secured by mortgages on commercial real property and loans to developers secured by first liens on condominium complexes. Approximately 47% and 65%, respectively, of the

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES principal amount of Commercial Mortgages held-for-investment at December 31, 1998 and 1997 were collateralized by properties located in Arizona. During 1998 and 1997, the Long-Term Investment Operations purchased $522.1 million and $41.2 million, respectively, of Commercial Mortgages. As of December 31, 1998 and 1997, Commercial Mortgages held-for-investment were $24.6 million and $62.8 million, respectively, which include premiums of $42,000 and $111,000, respectively.

NOTE E--CMO COLLATERAL

  CMO collateral includes various types of loans secured by mortgages on commercial real property and loans to developers secured by first liens on condominium complexes. Approximately 50% of the principal amount of CMO collateral at December 31, 1998 were collateralized by properties located in California. During 1998 and 1997, the Long-Term Investment Operations originally issued $301.8 million and $4.2 million, respectively, of CMOs which were collateralized by $325.0 million and $4.3 million, respectively, of Commercial Mortgages. The following table represents the outstanding amounts for the periods shown:

                                                                                                     AT DECEMBER 31,
                                                                                          -------------------------------------
                                                                                               1998                  1997
                                                                                          --------------        ---------------
                                                                                                     (IN THOUSANDS)
  CMO collateral.......................................................................   $      313,211        $         4,255
  Unamortized net premiums on Commercial Mortgages.....................................            6,134                     --
  Prepaid securitization costs.........................................................            7,214                     --
                                                                                          --------------        ---------------
                                                                                          $      326,559        $         4,255
                                                                                          ==============        ===============

NOTE F--FINANCE RECEIVABLES

  Terms of the Company's warehouse lines to ICCC are at Bank of America's prime rate, which was 7.75% at December 31, 1998, with advance rates to 90% of the fair value of the Commercial Mortgages outstanding. The maximum available on ICCC's warehouse line agreements as of December 31, 1998 and 1997 was $900.0 million and $900.0 million, respectively, of which $41.0 million and $95.7 million, respectively, was outstanding.

NOTE G--ALLOWANCE FOR LOAN LOSSES

  Activity in the allowance for loan losses were as follows:

                                                                                                            For the period from
                                                                                                              January 15, 1997
                                                                                                              (commencement of
                                                                               For the year ended           operations) through
                                                                                December 31, 1998            December 31, 1997
                                                                              ---------------------        ----------------------
                                                                                                (IN THOUSANDS)
   Balance, beginning of period............................................   $                 564        $                   --
   Provision for loan losses...............................................                   1,546                           564
   Charge-offs.............................................................                      --                            --
                                                                              ---------------------        ----------------------
   Balance, end of period..................................................   $               2,110        $                  564
                                                                              =====================        ======================

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

NOTE H--PREMISES AND EQUIPMENT, NET

  Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to twenty years).

                                                                                                      AT DECEMBER 31,
                                                                                           -------------------------------------
                                                                                                1998                   1997
                                                                                           --------------         --------------

                                                                                                      (IN THOUSANDS)
  Premises and equipment................................................................   $        9,710         $        3,922
  Less accumulated depreciation.........................................................             (564)                   (65)
                                                                                           --------------         --------------
                                                                                           $        9,146         $        3,857
                                                                                           ==============         ==============

NOTE I--CMO BORROWINGS

  The following table sets forth CMOs issued by the Company, CMOs outstanding as of December 31, 1998, and certain interest rate information:

                                                                                   Range of         Interest          Range of
                                                                   Range of      Interest Rate         Rate         Interest Rate
                                                                    Fixed        Margins Over        Margin        Margins After
  Issue                              Issuance        CMOs          Interest       One-Month        Adjustment        Adjustment
  Date         Issuance Name          Amount      Outstanding       Rates           LIBOR             Date              Date
--------    -------------------     ---------     -----------     ----------     -------------     ----------     ----------------
                                                          (in thousands)
12/10/97    Imperial CMB
            Trust Series 1997-2     $   4,255     $       738          N/A         0.26-1.30%          2/2004         0.52-2.60%
 6/23/98    Impac CMB
            Trust Series 1998-3         7,069           1,275          N/A         0.18-1.24%          7/2005         0.36-2.48%
 8/20/98    Impac CMB
            Trust 1998 C-1 (1)        294,731         283,008      6.06-7.58%           0.28%           N/A               N/A
                                                  -----------
                                                  $   285,021
                                                  ===========

________________
(1) The variable rate portion of CMOs outstanding as of December 31, 1998 were $31.3 million. The issuance amount includes an additional bond class of $18.3 million, which was subsequently issued in December 1998.

  The weighted average coupon on CMOs was 8.32% and 6.58% at December 31, 1998 and December 31, 1997. At December 31, 1998 and 1997, CMO borrowings include accrued interest payable of $1.5 million and $4,000, respectively.

NOTE J--WAREHOUSE LINE AGREEMENTS

  ICH entered into warehouse line agreements with investment banks to fund the purchase of Commercial Mortgages. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The interest rates on the loans are based on one-month LIBOR or Eurodollar Rate plus a margin depending on the type of mortgage collateral provided. The loan amounts generally range from 75% to 92% of the fair market value of the collateral.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

  The following tables set forth information regarding warehouse line agreements (in thousands):

                                                                           At December 31, 1998
                                          ------------------------------------------------------------------------------------
                                                            Maximum         Maximum       Warehouse     Underlying
                                              Type of      Committed      Uncommitted        Line       Collateral    Maturity
                                             Collateral     Amount          Amount        Liability             (1)     Date
                                             ----------    ---------      -----------     ----------    ----------    --------
   Lender 1...............................   Mortgages     $ 200,000      $   100,000     $   45,208    $   59,322     5/1999
   Lender 2...............................   Mortgages           446 (2)      N/A                446           459      N/A
                                                                                          ----------    ----------
                                                                                          $   45,654    $   59,781
                                                                                          ==========    ==========
                                                                           At December 31, 1997
                                          ------------------------------------------------------------------------------------
                                                            Maximum         Maximum       Warehouse     Underlying
                                              Type of      Committed      Uncommitted        Line       Collateral    Maturity
                                             Collateral     Amount          Amount        Liability             (1)     Date
                                             ----------    ---------      -----------     ----------    ----------    --------
   Lender 1...............................   Mortgages     $ 200,000          N/A         $    8,529    $    9,458     4/1998
   Lender 2...............................   Mortgages       200,000          N/A             81,845        98,750     2/1999
                                                                                          ----------    ----------
                                                                                          $   90,374    $  108,208
                                                                                          ==========    ==========

_______________
(1) The amount of underlying collateral represents the unpaid principal balance of Commercial Mortgages provided as collateral for the warehouse lines.
(2) There is no formal warehouse line agreement with Lender 2. Advances are provided to the Company at the discretion of the lender. During 1998, the warehouse line agreement was modified from a committed to an uncommitted warehouse line.

  At December 31, 1998 and 1997, warehouse line agreements include accrued interest payable of $244,000 and $309,000, respectively. The following table presents certain information on warehouse line agreements, excluding accrued interest payable:

                                                                                                         For the period from
                                                                                                          January 15, 1997
                                                                                                          (commencement of
                                                                               For the year ended        operations) through
                                                                                December 31, 1998         December 31, 1997
                                                                               ------------------        -------------------
                                                                                             (dollars in thousands)
  Maximum Month-End Outstanding Balance....................................    $          376,247        $            90,374
  Average Balance Outstanding..............................................    $          193,370        $            25,463
  Weighted Average Rate....................................................                  6.70%                      7.25%

NOTE K--REVERSE REPURCHASE AGREEMENTS

  ICH entered into reverse repurchase agreements whereby ICH pledged specific CMBSs as collateral to secure short-term loans. Interest is payable upon the maturity of the loans. The interest rates on the loans are based on one-month LIBOR plus a margin depending on the type of collateral provided by the Company.

  The following table sets forth information regarding reverse repurchase agreements (in thousands):

                                                                                          At December 31, 1998
                                                                  -----------------------------------------------------------------
                                                                                  Reverse
                                                                    Type of      Repurchase     Underlying     Maturity
                                                                  Collateral     Liability      Collateral       Date
                                                                  ----------     ----------     ----------     --------
  Lender 1.....................................................   Securities     $    2,322     $    5,316      1/20/99
  Lender 2.....................................................   Securities          1,953          6,515       1/5/99
  Lender 3.....................................................   Securities            594          1,008      1/20/99
                                                                                 ----------     ----------
                                                                                 $    4,869     $   12,839
                                                                                 ==========     ==========

                                                                                   At December 31, 1998
                                                                  -----------------------------------------------------
                                                                                  Reverse
                                                                    Type of      Repurchase     Underlying     Maturity
                                                                  Collateral     Liability      Collateral       Date
                                                                  ----------     ----------     ----------     --------
  Lender 1.....................................................   Securities     $    6,185     $    7,137      1/21/98
  Lender 2.....................................................   Securities            831          1,037       1/2/98
  Lender 3.....................................................   Securities          2,825          4,708      1/30/98
                                                                                 ----------     ----------
                                                                                 $    9,841     $   12,882
                                                                                 ==========     ==========

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

  At December 31, 1998 and 1997, reverse repurchase agreements included accrued interest payable of $15,000 and $48,000, respectively.

NOTE L--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                                        At December 31, 1998             At December 31, 1997
                                                                    ----------------------------      --------------------------
                                                                     Carrying         Estimated        Carrying       Estimated
                                                                      Amount         Fair value         Amount        Fair value
                                                                    -----------      -----------      ----------      ----------
                                                                                           (in thousands)
                              ASSETS
                              ------
  Cash and cash equivalents......................................   $    14,161      $    14,161      $   15,908      $   15,908
  Investment securities available-for-sale.......................        17,154           17,154          19,353          19,353
  Residual interest in securitization, held-for-trading..........         8,790            8,790           9,936           9,936
  Commercial Mortgages held-for-investment.......................        24,569           23,941          62,790          62,867
  Finance receivables............................................        40,972           40,972          95,711          95,711
  CMO collateral.................................................       326,559          324,923           4,255           4,298
  Due from affiliates............................................        22,131           22,131           1,592           1,592

                            LIABILITIES
                            -----------
  Warehouse line agreements......................................        45,654           45,654          90,374          90,374
  Reverse repurchase agreements..................................         4,869            4,869           9,841           9,841
  CMO borrowings.................................................       285,021          286,637           4,176           4,176
  Due to affiliates..............................................        11,170           11,170           8,067           8,067
  Short-term commitments to extend credit........................            --               --              --              --

  The fair value estimates as of December 31, 1998 and 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by ICH in estimating fair values:

 Cash and Cash Equivalents

  Fair value approximates carrying amount as these instruments are demand deposits and money market mutual funds and do not present unanticipated interest rate or credit concerns.

 Investment Securities Available-for-Sale

  Fair value is estimated using a bond model, which incorporates certain assumptions such as prepayment, yield and losses.

 Residual Interest in Securitization, Held-for-Trading

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

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

 Commercial Mortgages Held-for-Investment

  Fair value is determined based upon the Company's estimate of the proceeds that would be realized on a whole loan sale.

 Finance Receivables

  Fair value is determined based upon current market conditions and estimated interest rates associated with similar financial instruments.

 CMO Collateral

  Fair value is based on estimated quoted market prices from dealers and brokers for similar types of mortgage loans.

 Due From / To Affiliates

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 Warehouse Line Agreements

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 Reverse Repurchase Agreements

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 CMO Borrowings

  Fair value of fixed rate borrowings is estimated based on the use of a bond model, which incorporates certain assumptions such as yield, prepayment and losses. Fair value of variable rate borrowings approximate carrying amount because of the variable interest rate nature of the borrowings.

 Short-term Commitments to Extend Credit

  The Company does not collect fees associated with its warehouse lines of credit. Accordingly, these commitments do not have an estimated fair value.

NOTE M--LIQUIDITY

   Management of ICH is committed to funding any potential operating cash flow deficiencies of ICCC to the extent necessary through December 31, 1999. ICCC recorded a net loss for the year ended December 31, 1998 of $20.2

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES million resulting in negative net worth of $15.8 million as of December 31, 1998. The loss was primarily due to the deterioration of the commercial mortgage-backed securitization market in the third and fourth quarters of 1998. During the first quarter of 1999, ICCC anticipates selling a significant portion of its Commercial Mortgage portfolio thus eliminating related net interest expense. In addition, ICCC may pursue opportunities in retail loan originations operations, which could generate loan origination fees. Management is also exploring opportunities to form an alliance with one or more strategic partners which allow ICCC to fund the growth its operations. Management anticipates the alliance will also enable ICCC to access the securitization marketplace and achieve better sale execution.

NOTE N--RELATED PARTY TRANSACTIONS

 Credit Arrangements

  ICCC has uncommitted warehouse financing facilities with ICH up to a maximum aggregate amount of $900.0 million. Advances under such warehouse facilities bear interest at Bank of America's prime rate, which was 7.75% at December 31, 1998. As of December 31, 1998 and 1997, amounts outstanding on ICH's warehouse line agreements to ICCC were $41.0 million and $95.7 million, respectively. Interest income recorded by ICH related to warehouse line agreements to ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $9.1 million and $2.4 million, respectively.

  During 1997 and 1998, ICH had a credit arrangement with IMH whereby ICH advanced to IMH up to maximum amount of $15.0 million for general working capital needs. Subsequent to 1998, the credit agreement was terminated and will no longer be used by ICH. Advances under the credit arrangement were at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of December 31, 1998 and 1997, IMH had no outstanding borrowings under the credit arrangement. Interest income recorded by ICH for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $295,000 and $68,000, respectively.

  During 1997 and 1998, ICH had a credit arrangement with IMH whereby IMH advanced to ICH up to maximum amount of $15.0 million for general working capital needs. Subsequent to 1998, the credit agreement was terminated and will no longer be used by ICH. Advances under the credit arrangement were at an interest rate and maturity determined at the time of each advance with interest and principal paid monthly. As of December 31, 1998 and 1997, ICH's outstanding borrowings under the credit arrangement were none and $9.1 million, respectively. Interest expense recorded by ICH for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $43,000 and $55,000, respectively.

  On November 9, 1998, IFC borrowed $5.0 million from ICH on a demand note secured by mortgage servicing rights of $1.1 billion at an interest rate of 10%. This rate was adjusted to 15% on December 15, 1998. On December 22, 1998, this note was paid in full. Interest income recorded by ICH for 1998 was $66,000.

  ICH entered into a credit arrangement with IFC whereby ICH would advance to IFC up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement are at an interest rate and maturity to be determined at the time of each advance with interest and principal paid monthly. The revolving credit arrangement expired in December 1997. Interest income recorded by ICH for 1997 was $66,000.

  On December 31, 1997, ICH financed its 50% interest in a commercial office building located in Newport Beach, California with a loan for $5.2 million from ICCC. The loan was repaid by ICH in the fourth quarter of 1998 with proceeds from the sale of Commercial Mortgages. ICCC received loan fees of $71,000 upon origination of the loan.

  During the normal course of business, ICH may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates" while borrowings are reflected as "Due to affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

8.00% per annum. Interest income recorded by ICH related to short-term advances due from affiliates for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $2.1 million and $268,000, respectively. Interest expense recorded by ICH related to short-term advances due to affiliates for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $825,000 and $45,000, respectively.

 Lease Agreement

  During 1998, ICH entered into a premises operating lease with IMH and IFC to rent approximately 74,000 square feet of office space. The lease agreement is for a term of ten years expiring in May 2008 with monthly lease payments of $145,000 per month.

 Purchase of Commercial Mortgages

  During the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997, ICH purchased $525.2 million and $23.7 million, respectively, of Commercial Mortgages from ICCC at net discounts of $3.1 million and net premiums of $111,000, respectively.

 Purchase of Commercial Office Building

  On October 27, 1998, the Company purchased from IMH its remaining 50% ownership interest in a commercial office building located in Newport Beach, California for $6.0 million. After the purchase of the 50% ownership interest from IMH, the Company has a 100% ownership interest in the building.

 Repurchase of Capital Stock

  On October 21, 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, based upon the closing price of the Common Stock on AMEX on October 19, 1998, for a total repurchase of $6.1 million.

 Sale of Commercial Mortgages

  During the year ended December 31, 1998, ICH sold $43.2 million of Commercial Mortgages to ICCC at no gain or loss.

 Stock Compensation Expense

  Stock compensation expense of $2.7 million represents the difference between the price at which ICH issued 300,000 shares of common stock to directors and officers of IMH and ICH on February 3, 1997 ($.01 per share) and the estimated fair value for financial reporting purposes of such shares as determined by the Company's management, as of February 3, 1997 ($9.00 per share). Fair value was based primarily on management's projection of the Company's future cash flow and net income, as well as the lack of liquidity of the shares at the date of issuance and the uncertainty of certain future events regarding the development of the Company's business and organization structure including, but not limited to, obtaining independent financing for the organization and purchase of Commercial Mortgages, funding and closing Commercial Loans, and developing a pipeline of future Commercial Loan originations.

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which IMH and IFC provide various services to ICH as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES charge. RAI charges ICH for these services based upon usage. Total cost allocations RAI charged to ICH for the year ended December 31, 1998 and the period from January 15, 1997 (commencement of operations) through December 31, 1997 were $521,000 and $525,000, respectively.

 Unsecured Promissory Note

  In July 1998, William D. Endresen and Rae Ann Endresen, the makers, signed an unsecured promissory note for $100,000 with ICH, the holder, which was modified in November 1998 and states that the makers are to repay the note and accrued interest at a rate of nine percent (9%) per annum with 50% of the after tax dividend equivalent payments made to Mr. Endresen in accordance with the Stock Options and Awards Plan. As of December 31, 1998, the balance outstanding on the note was $101,000.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH initial public offering, IFC will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH initial public offering or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of commercial mortgages or commercial mortgage-backed securities. This agreement expired in March 1998.

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

NOTE O--COMMITMENTS AND CONTINGENCIES

  ICH is a party to financial instruments with off-balance sheet risk in the normal course of business. Such instruments include short-term commitments to extend credit to borrowers under warehouse lines of credit which involve elements of credit risk. In addition, ICH is exposed to credit loss in the event of non-performance by the counterparties to the various agreements associated with loan purchases. However, ICH does not anticipate non-performance by such borrowers or counterparties. Unless noted otherwise, ICH does not require collateral or other security to support such commitments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contract or notional amounts of forward contracts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts through credit approvals, limits and monitoring procedures.

 Commercial Mortgage Loan Sales Commitments

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

 Lease Commitments

  ICH and ICCC, as tenants in common, lease approximately 18,000 square feet of office space in Irvine, California,, approximately 3,600 square feet in Sherman Oaks, California and approximately 4,300 square feet in Dallas, Texas under premises operating leases expiring in November 2000, May 2001 and August 2003, respectively. Minimum premises rental commitments are as follows (in thousands):

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

     1999..........................................................  $   734
     2000..........................................................      691
     2001..........................................................      166
     2002..........................................................      126
     2003..........................................................       84
                                                                     -------
          Total....................................................  $ 1,801
                                                                     =======

  All rent expense associated with the lease is charged to ICCC as ICCC's employees occupy 100% of the office space.

 Loan Commitments

  ICH provides secured short-term non-recourse revolving financing to ICCC to a maximum of $900.0 million to finance the acquisition of Commercial Mortgages from the closing of the loans until sold to permanent investors. As of December 31, 1998 and 1997, ICH's outstanding balances on warehouse lines to ICCC was $41.2 million and $95.7 million, respectively.

 Litigation

SPI Danvers, LLC v. Impac Commercial Capital Corporation, William D. Endresen and Lawrence R. Goswiller, Orange County Superior Court Case No. 802070

  On November 13, 1998, SPI Danvers, LLC (Danvers) filed a complaint against the above defendants alleging 13 causes of action including breach of contract and numerous tort causes of action, including fraud. Danvers seeks approximately $312,000 against all defendants, which allegedly represents its deposits, plus 10% lost opportunity costs, $840,000 in alternative financing costs, lost profits in an unspecified amount, and punitive damages and attorneys fees according to proof.

  Danvers' allegations set forth generally that it sought refinancing of an existing loan as well as obtaining a new loan in the amount of $4.2 million, and thus entered into certain discussions and negotiations with ICCC. The purpose of the loan was to conclude the purchase of property. Danvers alleges that it paid ICCC certain "good faith" and "rate lock deposits" totaling an aggregate of approximately $312,000. It is alleged that ICCC entered into a loan agreement, defined as the letter of interest, rate lock agreement, and loan commitment letter, with Danvers. Following plaintiff's alleged continual compliance with requests for information and other loan conditions from ICCC, ICCC did not close and fund the loan.

  In February 1999, the court granted ICCC's and the other defendant's demurrer to most of the tort causes of action and granted a motion to strike the punitive damages and attorney fees allegation. However, the court also granted Danvers an opportunity to file an amended complaint to attempt to reassert all the claims and damages in a proper pleading. The Company believes that this case is without merit and intends to vigorously defend the action.

Note P--Management Contract

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

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

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

  The Manager's fees will be calculated by the Manager within 60 days after the end of each calendar quarter, with the exception of the fourth quarter for which compensation will be computed within 30 days, and such calculation shall be promptly delivered to the Company. The Company will be obligated to pay the fee within 90 days after the end of each calendar quarter. Management fees paid to RAI during the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 were $745,000 and none, respectively.

  In order to utilize the IMH infrastructure, RAI entered into a submanagement agreement with IFC to provide substantially all of the administrative services required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary. The Manager may also enter into additional contracts with other parties, which may include IMH or its affiliates, to provide any such services for the Manager, which third party shall be approved by the Company's Board of Directors. RAI currently has a total of four officers and three managers who participate in the oversight of the Company's operations.

Note Q--Stock Option and Awards Plan

  The Company adopted a Stock Option and Awards Plan (the Stock Option and Awards Plan) which provides for the grant of qualified incentive stock options
(ISOs), options not qualified (NQSOs) and deferred stock, restricted stock, stock appreciation, and limited stock appreciation rights awards (Awards) and dividend equivalent rights. The Stock Option and Awards Plan is administered by the Board of Directors or a committee of directors appointed by the Board of Directors. ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or its subsidiaries, and to the directors, officers and key employees of ICCC. The exercise price for any NQSO or ISO granted under the Stock Option and Awards Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the NQSO or ISO is granted.

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

  Unless previously terminated by the Board of Directors, the Stock Option and Awards Plan will terminate in April of 2007. Options granted under the Stock Option and Awards Plan will become exercisable as directed by the administrator. As of December 31, 1998 and 1997, options to purchase 65,663 shares and none, respectively, were exercisable and 214,078 shares and 420,250 shares, respectively, were available for future grants under the Stock Option and Awards Plan.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

  Option transactions for the periods shown are summarized as follows:

                                                                                 At December 31,
                                          -----------------------------------------------------------------------------------------
                                                               1998                                           1997
                                          -----------------------------------------------------------------------------------------
                                                           Weighted-                                      Weighted-
                                              Number        Average         Range of         Number        Average         Range of
                                                Of         Exercise         Exercise           Of         Exercise         Exercise
                                              Shares        Price            Prices          Shares        Price            Prices
                                          -----------------------------------------------------------------------------------------
Options outstanding at beginning of year..   212,250       $   15.41      $   15.018.8           --              --              --
Options granted...........................   293,510            9.77           6.017.6      222,250       $   15.41      $15.0-18.8
Options forfeited or cancelled............   (87,338)          16.76           6.018.8      (10,000)          15.41       15.0-18.8
                                             -------                                        -------
Options outstanding at end of year........   418,422           11.17           6.018.8      212,250           15.41       15.0-18.8
                                             =======                                        =======

  In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 permits the Company to either recognize as expense over the vesting period, the fair market value of all stock based compensation awards on the date of grant, or continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosures of net earnings (loss) computed as if the fair value based method as defined in SFAS 123 had been applied.

  The Company elected to continue to apply APB Opinion No. 25 in accounting for its Stock Options and Awards Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net earnings and earnings per share would have decreased to the pro forma amounts indicated below:

                                                                                                             For the period
                                                                                                         from January 15, 1997
                                                                                                             (commencement of
                                                                            For the year ended             operations) through
                                                                            December 31, 1998               December 31, 1997
                                                                            ------------------           ---------------------
                                                                                            (in thousands)
  Net earnings (loss) as reported.......................................    $     (11,013)               $        2,811
  Pro forma net earnings (loss).........................................          (12,010)                        2,280
  Basic earnings (loss) per share as reported...........................            (1.26)                         0.61
  Diluted earnings (loss) per share as reported.........................            (1.26)                         0.61
  Basic pro forma earnings (loss) per share.............................            (1.37)                         0.49
  Diluted pro forma earnings (loss) per share...........................            (1.37)                         0.49

  The derived fair value of the options granted during 1998 and 1997 was approximately $3.90 and $2.39 per share, respectively, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.10% and 5.84%, respectively, dividend yield of 8.1% and 8.7%, respectively, expected lives of 3.9 and 9.3 years and expected volatility of 92.7% and 37.2%, respectively.

Note R--Stockholders' Equity

  On November 6, 1998, the Company paid the previously announced third quarter dividend of $0.45 per share to stockholders of record on October 9, 1998. The Company paid interest in the form of an additional cash dividend at an interest rate of 4% per annum for the period from the previously announced payment date of October 26, 1998 through November 6, 1998. The total amount of the interest the Company paid as a result of the dividend payment delay was $6,000 or $0.0006 per common share outstanding.

  On October 21, 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, which was based upon the closing price of the Common Stock on AMEX on October 19, 1998, for a total repurchase of $6.1 million.

  On October 7, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights were distributed as a dividend at the rate of one Right for each outstanding share of common stock. The dividend distribution was made on October 19, 1998, payable to stockholders of record on that date. The

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

Rights are attached to the Company's common stock. The Rights will be exercisable and trade separately only in the event that a person or group acquires or announces the intent to acquire 10 percent or more of the Company's common stock. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Series A junior participating preferred stock at an exercise price of $16.25. If the Company is acquired in a merger or other transaction after a person has acquired 10 percent or more of the Company's outstanding common stock, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value of twice such price. In addition, if a person or group acquires 10 percent or more of the Company's common stock, each Right will entitle the stockholder (other than the acquiring person) to purchase, at the Right's then-current exercise price, a number of shares of the Company's common stock having a market value of twice such price. Following the acquisition by a person of 10 percent or more of the Company's common stock and before an acquisition of 50 percent or more of the common stock, the Board of Directors may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one share of common stock per Right. Before a person or group acquires beneficial ownership of 10 percent or more of the Company's common stock, the Rights are redeemable for $.0001 per right at the option of the Board of Directors. The Rights will expire on October 19, 2008. The Rights distribution is not taxable to stockholders. The Rights are intended to enable all the Company stockholders to realize the long-term value of their investment in the Company.

  On September 28, 1998, the Company declared a third quarter dividend of $4.5 million, or $0.45 per share. The original payment date of this dividend was set for October 26, 1998 to stockholders of record on October 9, 1998 but was delayed until November 6, 1998.

  On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's common stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company intends to effect such repurchases, if any, in compliance with the Rule 10b-18 under the Securities Exchange Act of 1934. Any acquired shares will be canceled. Through February 16, 1999, the Company had not repurchased any shares under this program.

  On June 22, 1998, the Company completed a common stock offering. The Company raised additional capital of $28.4 million, net of underwriting discounts and other expenses, as stockholders purchased 2,000,000 shares of common stock at a price of $15.3125 per share.

  On June 8, 1998, the Company declared a second quarter dividend of $3.6 million, or $0.45 per share. This dividend was paid on July 15, 1998 to stockholders of record on June 19, 1998.

  On April 1, 1998, the Company declared a first quarter dividend of $3.2 million, or $0.40 per share. This dividend was paid on April 24, 1998 to stockholders of record on April 9, 1998.

Note S--Quarterly Financial Data (unaudited)

  Selected quarterly financial data for the year ended December 31, 1998 follows (in thousands, except per share data):

                                                                                    For the Three Months Ended,
                                                              ----------------------------------------------------------------
                                                               December 31,       September 30,        June 30,       March 31,
                                                              ----------------------------------------------------------------
Net interest income after provision for loan losses (1)...    $      2,837       $       3,306       $   3,570       $   3,010
Non-interest income (1)...................................          (3,805)            (14,243)           (105)           (345)
Non-interest expense (1)..................................           1,670               2,288             792             488
Net earnings (loss).......................................          (2,638)            (13,225)          2,673           2,177
Net earnings (loss) per share  basic and diluted (2)......           (0.30)              (1.32)           0.33            0.27
Dividends declared per share..............................              --                0.45            0.45            0.40

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

  Selected quarterly financial data for the period from January 15, 1997 (commencement of operations) through December 31, 1997 follows (in thousands, except per share data):

                                                                                For the Three Months Ended,
                                                             ------------------------------------------------------------
                                                             December 31,       September 30,    June 30,       March 31,
                                                             ------------------------------------------------------------
Net interest income after provision for loan losses (1)..     $     2,338      $      1,690      $    443       $      74
Non-interest income (1)..................................           1,183               685            --              --
Non-interest expense (1).................................             440               278           124           2,760
Net earnings (loss)......................................           3,081             2,097           319          (2,686)
Net earnings (loss) per share  basic and diluted (2).....            0.38              0.38           N/A             N/A
Dividends declared per share (3).........................            0.38              0.15           N/A             N/A

-----------------
(1) Conforms to current year presentation.
(2) Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
(3) ICH became a public company on August 5, 1997, therefore per share amounts for the quarters ended June 30, 1997 and March 31, 1997 are not applicable.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

Note T--Impac Commercial Capital Corporation and Subsidiary

  The following condensed consolidated financial information summarizes the consolidated financial position and consolidated results of operations of Impac Commercial Capital Corporation (in thousands):

                     Condensed Consolidated Balance Sheets

                                                                                                      At December 31,
                                                                                           ---------------------------------
                                                                                               1998                   1997
                                                                                           -----------          ------------
                                      ASSETS
                                      ------
Cash....................................................................................   $       692          $      2,273
Commercial Mortgages held-for-sale......................................................        44,854               106,654
Due from affiliates.....................................................................         5,740                 1,538
Premises and equipment, net.............................................................           909                   381
Other assets............................................................................         2,005                 1,789
                                                                                           -----------          ------------
     Total assets.......................................................................   $    54,200          $    112,635
                                                                                           ===========          ============
                          LIABILITIES AND SHAREHOLDERS' EQUITY
                          -------------------------------------
Warehouse line agreements...............................................................   $    44,881          $    104,219
Due to affiliates.......................................................................        21,101                   758
Other liabilities.......................................................................         4,022                 3,255
                                                                                           -----------          ------------
     Total liabilities..................................................................        70,004               108,232
                                                                                           -----------          ------------
Shareholders' Equity:
  Preferred Stock.......................................................................         2,875                 2,875
  Common Stock..........................................................................             1                     1
  Contributed capital...................................................................           150                   150
  Retained earnings (accumulated deficit)...............................................       (18,830)                1,377
                                                                                           -----------          ------------
     Total shareholders' equity.........................................................       (15,804)                4,403
                                                                                           -----------          ------------
                                                                                           $    54,200          $    112,635
                                                                                           ===========          ============

                Condensed Consolidated Statements of Operations

                                                                                                               For the period from
                                                                                                                January 15, 1997
                                                                                                                (commencement of
                                                                                For the year ended             operations) through
                                                                                December 31, 1998               December 31, 1997
                                                                                -------------------            -------------------

Net interest income:
  Total interest income....................................................     $             9,778            $             2,804
  Total interest expense...................................................                  10,803                          2,747
                                                                                -------------------            -------------------
    Net interest income (expense)..........................................                  (1,025)                            57
Non-interest income:
  Gain (loss) on sale of loans.............................................                 (14,345)                         3,657
  Other income.............................................................                      24                             62
                                                                                -------------------            -------------------
    Total non-interest income..............................................                 (14,321)                         3,719

Non-interest expense:
  Other operating expense..................................................                   5,365                          1,176
  Provision for repurchases................................................                     176                            201
                                                                                -------------------            -------------------
    Total non-interest expense.............................................                   5,541                          1,377
                                                                                -------------------            -------------------

  Net earnings (loss) before income taxes..................................                 (20,887)                         2,399
  Income taxes (benefit)...................................................                    (680)                         1,022
                                                                                -------------------            -------------------
  Net earnings (loss)......................................................     $           (20,207)           $             1,377
                                                                                ===================            ===================

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Commercial Capital Corporation:


  We have audited the accompanying consolidated balance sheets of Impac Commercial Capital Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Commercial Capital Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP

Orange County, California
February 3, 1999

              IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                         (dollar amounts in thousands)

                                                                                                     At December 31,
                                                                                           -------------------------------------
                                                                                                1998                    1997
                                                                                           --------------         --------------

                                    ASSETS
                                    ------
Cash...................................................................................    $          692         $        2,273
Commercial Mortgages held-for-sale.....................................................            44,854                106,654
Due from affiliates....................................................................             5,740                  1,538
Premises and equipment, net............................................................               909                    381
Accrued interest receivable............................................................               272                    337
Deferred tax asset.....................................................................                --                    924
Other assets...........................................................................             1,733                    528
                                                                                           --------------         --------------
  Total assets.........................................................................    $       54,200         $      112,635
                                                                                           ==============         ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Warehouse line agreements..............................................................    $       44,881         $      104,219
Due to affiliates......................................................................            21,101                    758
Other liabilities......................................................................             4,022                  3,255
                                                                                           --------------         --------------
  Total liabilities....................................................................            70,004                108,232
                                                                                           --------------         --------------

Commitments and contingencies

Shareholders' Equity:
 Preferred stock; no par value; 50,000 shares authorized;                                           2,875                  2,875
  9,500 shares issued and outstanding at December 31, 1998 and 1997....................
 Common stock; no par value; 50,000 shares authorized;                                                  1                      1
  500 shares issued and outstanding at December 31, 1998 and 1997......................
 Contributed capital...................................................................               150                    150
 Retained earnings (accumulated deficit)...............................................           (18,830)                 1,377
                                                                                           --------------         --------------
  Total shareholders' equity...........................................................           (15,804)                 4,403
                                                                                           --------------         --------------
                                                                                           $       54,200         $      112,635
                                                                                           ==============         ==============




          See accompanying notes to consolidated financial statements.

              IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)


                                                                                                         For the period from
                                                                                                          January 15, 1997
                                                                                                          (commencement of
                                                                                For the year ended       operations) through
                                                                                December 31, 1998         December 31, 1997
                                                                                ------------------       -------------------
INTEREST INCOME:
  Commercial Mortgages held-for-sale.......................................     $            9,573         $           2,787
  Cash and due from affiliates.............................................                    205                        17
                                                                                ------------------         -----------------
    Total interest income..................................................                  9,778                     2,804

INTEREST EXPENSE:
  Borrowings from ICH......................................................                  9,064                     2,372
  Other affiliated borrowings..............................................                  1,739                       375
                                                                                ------------------         -----------------
    Total interest expense.................................................                 10,803                     2,747
                                                                                ------------------         -----------------

  Net interest income (expense)............................................                 (1,025)                       57

NON-INTEREST INCOME:
  Gain (loss) on sale of loans.............................................                (14,345)                    3,657
  Other income.............................................................                     24                        62
                                                                                ------------------         -----------------
    Total non-interest income..............................................                (14,321)                    3,719

NON-INTEREST EXPENSE:
  Personnel expense........................................................                  2,507                        38
  General and administrative and other expense.............................                  1,070                       288
  Occupancy expense........................................................                  1,036                       160
  Professional services....................................................                    752                       540
  Provision for repurchases................................................                    176                       201
  Stock compensation expense...............................................                     --                       150
                                                                                ------------------         -----------------
    Total non-interest expense.............................................                  5,541                     1,377
                                                                                ------------------         -----------------

  Net earnings (loss) before income taxes..................................                (20,887)                    2,399
  Income taxes (benefit)...................................................                   (680)                    1,022
                                                                                ------------------         -----------------
  Net earnings (loss)......................................................     $          (20,207)        $           1,377
                                                                                ==================         =================


         See accompanying notes to consolidated financial statements.

              IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         (dollar amounts in thousands)




                                         Preferred Stock              Common Stock
                                      --------------------         -----------------                       Retained
                                      Number                       Number                                  Earnings         Total
                                        of          Dollar          of        Dollar     Contributed     (Accumulated   Shareholders
                                      Shares        Amount         Shares     Amount       Capital         (Deficit)       Equity
                                      --------------------         ------------------    -----------     ------------   ------------
Balance, January 15, 1997                --        $    --           --       $   --     $     --        $      --      $      --
  (commencement of operations).....
Issuance of common stock...........      --             --          500            1           25               --             26
Issuance of preferred stock........   9,500            500           --           --           --               --            500
Capital contribution...............      --          2,375           --           --          125               --          2,500
Net earnings for the period from
 January 15, 1997
 (commencement of operations)
 through December 31,1997..........      --             --           --           --           --            1,377          1,377
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1997.........   9,500          2,875          500            1          150            1,377          4,403
                                      -------------------------------------------------------------------------------------------
Net loss for the year ended
 December 31, 1998.................      --             --           --           --           --          (20,207)       (20,207)
                                      -------------------------------------------------------------------------------------------
Balance, December 31, 1998.........   9,500        $ 2,875          500       $    1     $    150        $ (18,830)     $ (15,804)
                                      ===========================================================================================


          See accompanying notes to consolidated financial statements.

              IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                              For the period from
                                                                                                               January 15, 1997
                                                                                                               (commencement of
                                                                                For the year ended            operations) through
                                                                                December 31, 1998              December 31, 1997
                                                                           ------------------------      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss).......................................................   $             (20,207)        $                1,377
 Adjustments to reconcile net earnings (loss) to net cash provided by
 (used in) operating activities:
  Depreciation.............................................................                     226                             50
  Deferred income taxes....................................................                     924                           (924)
  Stock compensation expense...............................................                      --                            150
  Provision for repurchases................................................                     176                            201
  Net change in accrued interest receivable................................                      65                           (337)
  Net change in due from affiliates and due to affiliates..................                  16,141                           (780)
  Net change in other assets and liabilities...............................                    (614)                         2,526
                                                                           ------------------------      -------------------------
    Net cash provided by (used in) operating activities....................                  (3,289)                         2,263
                                                                           ------------------------      -------------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Originations of  Commercial Mortgages held-for-sale.......................                (425,096)                      (233,545)
 Sale of Commercial Mortgages held-for-sale................................                 486,896                        126,891
 Purchases of premises and equipment.......................................                    (754)                          (431)
                                                                           ------------------------      -------------------------
    Net cash provided by (used) in investing activities....................                  61,046                       (107,085)
                                                                           ------------------------      -------------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in warehouse line agreements...................................                 (59,338)                       104,219
 Issuance of preferred stock...............................................                      --                            500
 Issuance of common stock..................................................                      --                              1
 Contributions from ICH....................................................                      --                          2,375
                                                                           ------------------------      -------------------------
    Net cash provided by (used in) financing activities....................                 (59,338)                       107,095
                                                                           ------------------------      -------------------------


Net change in cash and cash equivalents....................................                  (1,581)                         2,273
Cash and cash equivalents at beginning of period...........................                   2,273                             --
                                                                           ------------------------      -------------------------
Cash and cash equivalents at end of period.................................   $                 692         $                2,273
                                                                           ========================      =========================


SUPPLEMENTARY INFORMATION:
 Interest paid.............................................................   $              11,779         $                2,276
 Taxes paid................................................................                     486                            422

NON-CASH TRANSACTIONS:
 Issuance of Common Stock..................................................   $                  --         $                   25
 Capital contribution of common stockholders...............................                      --                            125

          See accompanying notes to consolidated financial statements.

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A--Summary of Business and Significant Accounting Policies

1.  Basis of Financial Statement Presentation

    The operations of the Company have been presented in the consolidated financial statements for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 and include the financial results of Impac Commercial Capital Corporation (ICCC) as a stand-alone company.

  Interest income on affiliated short-term advances (Due from affiliates) has been earned at the rate of 8% per annum. Interest expense on affiliated short-term borrowings (Due to affiliates), has been incurred at the rate of 8% per annum. Costs and expenses of IMH have been allocated to ICCC in proportion to services provided, plus a 15% service charge. Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current presentation.

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

3.  Commercial Mortgages Held-for-Sale

  Commercial Mortgages held-for-sale are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements. Interest is recognized as revenue when earned according to the terms of the Commercial Mortgages and when, in the opinion of management, it is collectible. Nonrefundable fees and direct costs associated with the origination or purchase of loans are deferred and recognized when the loans are sold as gain or loss on sale of mortgage loans, except related to loans sold to ICH, which nonrefundable fees and costs fees are deferred and recognized over the life of the loans using the interest method.

4.  Gain on Sale of Loans

  ICCC recognizes gains or losses on sale of loans when the sales transaction settles and the risks and rewards of ownership are determined to have passed to the purchasing party. Gains on sale of loans or securities to ICH are deferred and accreted over the estimated life of the loans or securities using the interest method.

5.  Income Taxes

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

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

6.  Commercial Mortgage Servicing Income

  Servicing income is reported as earned, principally on a cash basis when the majority of the service process is completed.

Note B--Commercial Mortgages Held-for-Sale

  Substantially all Commercial Mortgages originated by ICCC are fixed-rate or adjustable-rate commercial mortgage loans secured by first liens on commercial properties. Approximately 32% and 51%, respectively, of Commercial Mortgages held-for-sale at December 31, 1998 and 1997, respectively, are collateralized by commercial real properties located in California. During the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997, ICCC originated $425.1 million and $233.5 million, respectively, of Commercial Mortgages and sold none and $73.4 million, respectively, of Commercial Mortgages to third party investors. In addition, ICCC sold $525.2 million and $23.7 million, respectively, of Commercial Mortgages to ICH during the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997.

                                                                              At December 31,
                                                          -----------------------------------------------------
                                                                     1998                         1997
                                                          -----------------------      ------------------------
                                                                               (in thousands)
  Commercial Mortgages....................................   $             45,524         $             106,346
  Unamortized net discounts on Commercial Mortgages.......                   (721)                           --
  Deferred loan fees......................................                     77                           308
  Deferred hedging........................................                    (26)                           --
                                                          -----------------------      ------------------------
                                                             $             44,854         $             106,654
                                                          =======================      ========================

  At December 31, 1998 and 1997, other liabilities includes an allowance for repurchases of $377,000 and $201,000, respectively.

Note C--Premises and Equipment, net

  Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to seven years).

                                                                At December 31,
                                           -----------------------------------------------------
                                                      1998                          1997
                                           -----------------------      ------------------------
                                                                (in thousands)
  Premises and equipment...................   $              1,185         $                 431
  Less accumulated depreciation............                   (276)                          (50)
                                           -----------------------      ------------------------
                                              $                909         $                 381
                                           =======================      ========================

Note D--Warehouse Line Agreements

  ICCC enters into warehouse line agreements with ICH and IMH to fund the origination and purchase of Commercial Mortgages. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages.

  ICCC has entered into warehouse facilities with ICH to obtain financing up to an aggregate of $900.0 million. The margins on the warehouse facility are at 90% of the fair market value of the collateral. The interest rates on the borrowings are at Bank of America's prime rate. ICCC has entered into a warehouse facility with IMH to provide

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are Bank of America's prime rate.

  The following tables set forth information regarding warehouse line agreements (in thousands):

                                                                                At December 31, 1998
                                                   ----------------------------------------------------------------------------
                                                                       Maximum        Warehouse       Underlying
                                                       Type of        Uncommitted        Line         Collateral      Maturity
                                                      Collateral        Amount         Liability          (1)           Date
                                                   ----------------------------------------------------------------------------
Impac Commercial Holdings, Inc.....................   Mortgages          $900,000      $   41,217      $   41,963        N/A
Impac Mortgage Holdings, Inc.......................   Mortgages           N/A               3,664           3,730        N/A
                                                                                 --------------------------------
  Total............................................                                    $   44,881      $   45,693
                                                                                 ================================
                                                                                 At December 31, 1997
                                                   ------------------------------------------------------------------------------
                                                                        Maximum         Warehouse       Underlying
                                                       Type of        Uncommitted         Line          Collateral       Maturity
                                                      Collateral        Amount          Liability          (1)             Date
                                                   ------------------------------------------------------------------------------
Impac Commercial Holdings, Inc.....................   Mortgages          $900,000      $    95,711      $   103,280        N/A
Impac Mortgage Holdings, Inc.......................   Mortgages           N/A                8,508            9,181        N/A
                                                                                 ----------------------------------
  Total............................................                                    $   104,219      $   112,461
                                                                                 ==================================

---------------------
(1) The amount of underlying collateral represents the unpaid principal balance of Commercial Mortgages provided as collateral for the warehouse lines.

Note E--Income Taxes

  The components of income taxes consist of the following:

                                                                                                              For the period from
                                                                                                               January 15, 1997
                                                                                                               (commencement of
                                                                                For the year ended            operations) through
                                                                                December 31, 1998              December 31, 1997
                                                                           ------------------------      -------------------------
                                                                                                 (in thousands)
Current income taxes:
    Federal................................................................   $              (1,604)        $                1,483
    State..................................................................                      --                            463
                                                                           ------------------------      -------------------------
     Total current income taxes............................................                  (1,604)                         1,946
                                                                           ------------------------      -------------------------
Deferred income taxes:
    Federal................................................................                     724                           (723)
    State..................................................................                     200                           (201)
                                                                           ------------------------      -------------------------
     Total deferred income taxes...........................................                     924                           (924)
                                                                           ------------------------      -------------------------
       Total income taxes..................................................   $                (680)        $                1,022
                                                                           ========================      =========================

  The Company's effective income taxes differ from the amount computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                                                1998                   1997
                                                                                        -----------------      -----------------
                                                                                                      (in thousands)
  Computed "expected" income tax (benefit) at federal rate..............................   $       (7,102)        $          816
  California franchise tax, net of federal income tax (benefit).........................             (727)                   173
  Valuation allowance...................................................................            7,779                     --
  Effect of change in state valuation allowance.........................................             (443)                    --
  Other.................................................................................             (187)                    33
                                                                                        -----------------      -----------------
                                                                                           $         (680)        $        1,022
                                                                                        =================      =================

  The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                   1998                  1997
                                            -----------------     -----------------
                                                          (in thousands)
  Deferred tax assets:
  --------------------
  Deferred revenue..........................   $        1,346        $          551
  Future state tax benefit..................               --                    89
  Loan mark-to-market.......................               --                   844
  Provision for repurchases.................              167                    90
  Non-accrual loan..........................               96                    --
  Accrued vacation..........................               31                    --
  Minimum tax credit........................               86                    --
  Net operating losses......................            7,045                    --
                                            -----------------    ------------------
     Total gross deferred tax assets........            8,771                 1,574

     Valuation allowance....................            7,779                    --

  Deferred tax liabilities:
  -------------------------
  Mortgage servicing rights.................              985                  (650)
  Depreciation..............................                7                    --
                                            -----------------     -----------------
     Net deferred tax asset.................   $           --        $          924
                                            =================     =================

  As of December 31, 1998, the Company has net operating loss carry-forwards for federal and state income tax purposes of $17.5 million and $10.7 million, respectively, which are available to offset future taxable income, if any, through 2018 and 2003, respectively. In addition, the Company has an alternative minimum tax credit carry-forward of approximately $86,000 which is available to reduce future federal regular income taxes, if any, over an indefinite period.

  The Company believes that the deferred tax asset will not be realized with the reversal of the deferred tax liability and expected future taxable income, and therefore, the Company has established a valuation allowance of $7.8 million. ICCC does not have a current tax payable as of December 31, 1998.

Note F--Disclosures About Fair Value of Financial Instruments

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

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                                                                                            At December 31,
                                                                 ------------------------------------------------------------------
                                                                                 1998                               1997
                                                                 ---------------------------------   ------------------------------
                                                                      Carrying       Estimated          Carrying         Estimated
                                                                      Amount         Fair Value          Amount         Fair Value
                                                                  --------------------------------   -------------------------------
                                                                                            (in thousands)
  Assets:
     Cash and cash equivalents...................................   $      692      $         692      $     2,273      $     2,273
     Commercial Mortgages held-for-sale..........................       44,854             46,625          106,654          112,461
     Due from affiliates.........................................        5,740              5,740            1,538            1,538

  Liabilities:
     Warehouse line agreements...................................       44,881             44,881          104,219          104,219
     Due to affiliates...........................................       21,101             21,101              758              758
     Futures contracts...........................................           --                 97               --              510
     Off balance-sheet loan commitments..........................           --                 --               --               --

  The fair value estimates as of December 31, 1998 and 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

  The following describes the methods and assumptions used by ICCC in estimating fair values:

 Cash and Cash Equivalents

  Fair value approximates carrying amount as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.

 Commercial Mortgages Held-for-Sale

  Fair value is based on estimated quoted market prices from dealers and brokers for similar types of mortgage loans.

 Due From / To Affiliates

  Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.

 Warehouse Line Agreements

  Fair value approximates carrying amount because of the short-term maturity of the liabilities.

 Futures Contracts

  Fair value is based on estimated quoted market prices from dealers and brokers for similar types of instruments.

 Off Balance-Sheet Loan Commitments

  Fair value of commitments, including hedging position, is determined in the aggregate on current investor yield requirements.

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

Note G--Employee Benefit Plans

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

  Subject to the rules for maintaining the tax status of the 401(k) plan, an additional Company contribution may be made at the discretion of the Company, as determined by the Unaffiliated Directors. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. If discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions on the first 4% of the employee's deferrals. Company matching contributions will be made as of December 31st of each year in the form of Company Common Stock. The Company contributed matching and discretionary amounts to the 401(k) plan for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 of $63,000 and $17,000, respectively.

Note H--Liquidity

   ICCC recorded a net loss for the year ended December 31, 1998 of $20.2 million resulting in negative net worth of $15.8 million as of December 31, 1998. The loss for 1998 was primarily due to the deterioration of the commercial mortgage backed securitization market in the third and fourth quarters of 1998. To the extent necessary, ICH intends to support and fund the cash flow requirements of ICCC for the next twelve months through December 31, 1999. During the first quarter of 1999, ICCC anticipates selling a significant portion of its Commercial Mortgage portfolio thus eliminating related net interest expense. In addition, ICCC may pursue opportunities in retail loan originations operations, which could generate loan origination fees. Management is also exploring opportunities to form an alliance with one or more strategic partners which will allow ICCC to fund the growth its operations. Management anticipates the alliance will also enable ICCC to access the securitization marketplace and achieve better sale execution.

Note I--Related Party Transactions

 Credit Arrangements

  ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. The interest rates on the borrowings are at Bank of America's prime rate, which was 7.75% at December 31, 1998. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral provided. As of December 31, 1998 and 1997, amounts outstanding on ICCC's warehouse line agreements with ICH were $41.2 million and $95.7 million, respectively. Interest expense recorded by ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $9.1 million and $2.4 million, respectively.

  ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral provided. The interest rates on the borrowings are at Bank of America's prime rate. As of December 31, 1998 and 1997, outstanding amounts on the warehouse line agreement were $3.7 million and $8.5 million, respectively. Interest expense recorded by ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $785,000 and $262,000, respectively.

  During the normal course of business, ICCC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates" while borrowings are reflected as "Due to affiliates" on ICCC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY annum. Interest income recorded by ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 related to short-term advances due from affiliates was $204,000 and $16,000, respectively. Interest expense recorded by ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 related to short-term advances due to affiliates was $954,000 and $113,000, respectively.

 Repurchase of Commercial Mortgages

  During the year ended December 31, 1998, ICCC purchased $43.2 million of Commercial Mortgages from ICH at no gain or loss.

 Sale of Commercial Mortgages

  During the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997, ICCC sold $525.2 million and $23.7 million, respectively, in principal balance of Commercial Mortgages to ICH at a net discount of $3.1 million and a net premium of $111,000, respectively.

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

 Submanagement Agreement

  IFC entered into a submanagement agreement with RAI under which, IMH and IFC provide various services to ICCC as RAI deems necessary, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable, plus a 15% service charge. RAI charges ICCC for these services based upon usage. Total cost allocations IFC charged to ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 were $574,000 and $456,000, respectively.

 Non-Compete Agreement and Right of First Refusal Agreement

  Pursuant to the Non-Compete Agreement executed on the date of the ICH initial public offering, IFC will not acquire any commercial mortgages for a period of the earlier of nine months from the closing of the ICH initial public offering or the date upon which ICH and/or ICCC accumulates (for investment or sale) $300.0 million of commercial mortgages or commercial mortgage-backed securities. This agreement expired in March 1998.

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

Note J--Commitments and Contingencies

 Commercial Mortgage Loan Sales Commitments

  In the ordinary course of business, ICCC is exposed to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights. Under certain circumstances, ICCC is

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY required to repurchase mortgage loans if there had been a breach of representations or warranties. ICH has guaranteed the performance obligation of ICCC under such representation and warranties related to loans included in securitizations.

 Futures Contracts

  To remain competitive and control risk, ICCC uses futures and options on futures. The use of these instruments provides for increased liquidity, lower transaction costs and more effective short-term coverage than cash and mortgage-backed securities. However, ICCC is vulnerable to the basis risk that is inherent in cross-hedging. ICCC uses the buying and selling of futures contracts on Treasury bonds and Treasury notes when the market is vulnerable to day-to-day corrections. Executing hedges with these instruments allows ICCC to more effectively hedge the risks of corrections or reverses in the market without committing mandatory sales on mortgage-backed securities or cash. ICCC utilizes these instruments on a short-term basis to fine tune its overall hedge position at a lower cost. The unrealized gains and losses on the hedging transactions are recorded as an adjustment to the basis of the loans. Gains and losses are recognized upon the sale of loans.

  The Company sells future contracts against five- and ten-year Treasury notes with major dealers in such securities. At December 31, 1998 and 1997, the Company had $20.0 million and $105.1 million, respectively, in outstanding commitments to sell U.S. Treasury notes.

 Lease Commitments

  ICH and ICCC, as tenants in common, lease approximately 18,000 square feet of office space in Irvine, California, approximately 3,600 square feet in Sherman Oaks, California and approximately 4,300 square feet in Dallas, Texas under premises operating leases expiring in November 2000, May 2001 and August 2003, respectively. Minimum premises rental commitments are as follows (in thousands):

      1999....................................................   $     734
      2000....................................................         691
      2001....................................................         166
      2002....................................................         126
      2003....................................................          84
                                                              ------------
      Total...................................................   $   1,801
                                                              ============

  All rent expense associated with the lease is charged to ICCC as ICCC's employees occupy 100% of office space.

Note K--Quarterly Financial Data (unaudited)


                                                         For the Three Months Ended,
                                    ------------------------------------------------------------------
                                       December 31,       September 30,       June 30,       March 31,
                                    ------------------------------------------------------------------
Net interest expense (1)............   $       (319)      $        (369)      $   (264)      $     (73)
Non-interest income (1).............            264             (14,932)           263              84
Non-interest expense (1)............          3,613                 315            444             489
Net loss............................         (3,668)            (15,616)          (445)           (478)

             IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

  Selected quarterly financial data for the period from January 15, 1997 (commencement of operations) through December 31, 1997 follows (in thousands, except per share data):

                                                                        For the Three Months Ended,
                                                     --------------------------------------------------------------
                                                         December 31,      September 30,    June 30,       March 31,
Net interest income (1)..............................   $        27      $         14      $     15       $       1
Non-interest income (1)..............................         2,156             1,524            37               2
Non-interest expense (1).............................         1,059             1,009           142             189
Net earnings (loss)..................................         1,124               529           (90)           (186)

----------------
(1) Conforms to current year presentation.