Form 10-K/A
period 1998-12-30
IMPAC COMMERCIAL HOLDINGS INC
filed 1999-04-30
CIK 1036615

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------
                                 Amendment No. 1
                                       to
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________________ to_____________________

                         Commission File Number: 0-13091
                            -------------------------
                         IMPAC COMMERCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

             Maryland                                       33-0745075
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                   1401 Dove Street, Newport Beach, California
                      92660 (Address of principal executive
                                    offices)

                                 (949) 475-3600
              (Registrant's telephone number, including area code)
                            -------------------------
           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
 -------------------------            -----------------------------------------
 Common Stock $0.01 par value                  American Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.[ ]

     On February 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $48.9 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of February 16, 1999, was 8,625,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive  officers of Impac  Commercial  Holdings,  Inc.  ("ICH") and Impac
Commercial Capital Corporation ("ICCC"):
                  NAME                        AGE                                POSITION
                  ----                        ---                                --------
Joseph R. Tomkinson.....................       51     Chairman  of the Board and Chief  Executive  Officer of ICH and ICCC
William S. Ashmore .....................       49     President and Chief  Operating  Officer of ICH,  Executive Vice
                                                      President and Director of ICCC
Richard J. Johnson .....................       36     Executive  Vice   President,   Chief   Financial   Officer  and
                                                      Treasurer of ICH and ICCC and Director of ICCC
William D. Endresen ....................       44     Senior Vice President of ICH and President and Director of ICCC
Mary C. Glass-Schannault ...............       45     Senior Vice President of ICH and Senior Vice President of ICCC
Ronald M. Morrison .....................       48     General Counsel and Secretary of ICH and ICCC
James Walsh.............................       49     Director
Frank P. Filipps 0 .....................       51     Director
Stephan R. Peers 0, (S).................       45     Director
Thomas J. Poletti +, (S)................       40     Director
Timothy R. Busch +, 0, (S) .............       44     Director

Key Employees
Lawrence R. Goswiller ..................       45     Senior Vice President of Loan  Administration  and Chief Credit Officer
Gretchen D. Verdugo ....................       33     Senior Vice President, Chief Accounting Officer
Todd R. Taylor .........................       33     Vice President, Controller
--------------------
+........Unaffiliated Director
0........Member of Audit Committee
(S)......Member of Compensation Committee

     Joseph R. Tomkinson has been Chairman of the Board and Chief Executive Officer of ICH and Chairman of the Board and Chief Executive Officer of ICCC since their formation. Mr. Tomkinson has been the Vice Chairman of the Board and Chief Executive Officer of Impac Mortgage Holdings, Inc. ("IMH") (AMEX-IMH) and Chairman of the Board and Chief Executive Officer of Impac Funding Corporation ("IFC") and Impac Warehouse Lending Group, Inc. ("IWLG") since August 1995. In April 1998, he became Chairman of the Board of IMH. Mr. Tomkinson served as President and Chief Operating Officer of Imperial Credit Industries, Inc. ("ICII") from January 1992 to February 1996 and, from 1986 to January 1992, he was President of Imperial Bank Mortgage, a subsidiary of Imperial Bank, one of the companies that combined to become ICII in 1992. Mr. Tomkinson has been a Director of ICII since December 1991 (Nasdaq-ICII). Mr. Tomkinson is also director of BNC Mortgage, Inc. (Nasdaq-BNCM). Mr. Tomkinson brings 22 years of combined experience in real estate, real estate financing and mortgage banking to the Company.

     William S. Ashmore has been President and Chief Operating Officer of ICH and Executive Vice President and a Director of ICCC since their formation. Mr. Ashmore has been President and Chief Operating Officer of IMH, Executive Vice President and a Director of IFC and President and a Director of IWLG since August 1995. In March 1997, Mr. Ashmore became President of IFC and in July 1997 he became a Director of IMH. From August 1993 to February 1996, he was Executive Vice President and Director of Secondary Marketing at ICII, having been its Senior Vice President of Secondary Marketing since January 1988. From 1985 to 1987, he was Chief Executive Officer and Vice Chairman of the Board of Century National Mortgage Corporation, a wholesale mortgage banking company. Mr. Ashmore has over 20 years of combined experience in real estate, real estate financing and mortgage banking.

     Richard J. Johnson has been Chief Financial Officer of ICH and ICCC and a Director of ICCC since their formation (and Secretary until July 1998). In January 1998, Mr. Johnson became Executive Vice President of ICH after being Senior Vice President since ICH's formation. Mr. Johnson has been Executive Vice President since January 1998 (after being Senior Vice President since August
1995), and Chief Financial Officer of IMH and IFC since August 1995, and a Director of IFC and IWLG since February 1996. He was also Secretary of IMH, IWLG and IFC until July and August 1998. From September 1992 to March 1995, Mr. Johnson was Senior Vice President and Chief Financial Officer of ICII. From November 1989 to September 1992, Mr. Johnson was Vice President and Controller of ICII. From February 1988 to October 1989, he was Vice President and Chief Financial Officer of Bayhill Service Corporation, a mortgage banking company, and Vice President of Capital Savings and Loan, the parent of Bayhill Service Corporation. Mr. Johnson is a Certified Public Accountant.

     William D. Endresen has been Senior Vice President of ICH and President and Director of ICCC since their formation. From 1995 through February 1997, Mr. Endresen was the Chairman and a Director of American Capital Resource, Inc., a commercial mortgage banking company which originated and closed bulk condominium and multi-family transactions in the Western United States. Mr. Endresen was President of Butterfield Mortgage Corporation from May 1993 through 1995 and developed, originated and closed numerous bulk condominium and multi-family transactions. From 1987 to 1992, Mr. Endresen was Director of Acquisitions and Project Finance for Monnig Development, Inc., a Southern California based real estate development company. In July 1995, Mr. Endresen filed a petition for Chapter 7 bankruptcy in federal court, Santa Ana, California. The bankruptcy was discharged in November 1995. Mr. Endresen has more than 24 years of combined experience in real estate, real estate financing and commercial mortgage banking.

     Mary C. Glass-Schannault has been Senior Vice President, Managing Director of Structured Transactions of ICH and ICCC since their formation. Ms. Glass-Schannault has been Senior Vice President of IMH and Senior Vice President and Managing Director of Structured Transactions of IFC and IWLG since September 1995. From April 1995 through November 1995, Ms. Glass-Schannault was the Senior Vice President Managing Director of Imperial Capital Markets Group, a division of ICII, and from February 1993 to April 1995, she was Senior Vice President of ICI Funding Corporation, a division of ICII. From 1991 through 1993, Ms. Glass-Schannault acted as a mortgage banking consultant. From 1990 through 1991 she was an Executive Vice President at PriMerit Mortgage Corporation.

     Ronald M. Morrison became General Counsel of the Company in July 1998. In July and August 1998, he was also elected Secretary of the Company and ICCC, respectively. Mr. Morrison has also been General Counsel and Secretary of IMH since July 1998 and IFC and IWLG since August 1998. From 1978 until joining the Company, Mr. Morrison was a partner at the law firm of Morrison & Smith.

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

     Frank P. Filipps has been a Director of ICH since February 1997 and a Director of IMH since August 1995. Mr. Filipps was elected President of CMAC Investment Corp. and Chairman, President and Chief Executive Officer of Commonwealth Mortgage Assurance Company ("CMAC") in January 1995. In May 1995, Mr. Filipps was elected a director of CMAC Investment Corp. (NYSE-CMT), and in January 1996, he was elected Chief Executive Officer of CMAC Investment Corp. Mr. Filipps joined CMAC in 1992 as Senior Vice President and Chief Financial Officer, where he was responsible for the company's financial, investment and data processing operations, as well as the legal and human resources functions. In 1994, Mr. Filipps was promoted to Executive Vice President and Chief Operating Officer for both CMAC Investment Corp. and CMAC, where his additional responsibilities included the company's sales, marketing, underwriting and risk management operations.

     Stephan R. Peers has been a Director of ICH since February 1997 and a Director of IMH since October 1995. From January 1998 to April 1998, Mr. Peers was an executive at Aames Financial Corporation, a mortgage loan company. Mr. Peers served as a Managing Director of Resource Bancshares Corporation from August 1995 to October 1997. From April 1994 to December 1997, Mr. Peers was an Executive Vice President of International Strategic Finance Corporation, Ltd., where he performed corporate finance services for overseas issuers. From April 1989 to April 1993, Mr. Peers was a Vice President in corporate finance at Montgomery Securities where he specialized in financial services institutions.

     Thomas J. Poletti has been a Director of ICH since March 1997. Mr. Poletti has been with the law firm of Freshman, Marantz, Orlanski, Cooper &
Klein since 1983 and a partner of the firm since 1989. Freshman, Marantz, Orlanski, Cooper & Klein acts as counsel to the Company and IMH. See "Certain Transactions."

     Timothy R. Busch has been a director of ICH since March 1997. Since October 1985, Mr. Busch has been the President of T. R. Busch Realty Corporation, a licensed real estate corporation, which was a general partner of European Hotel Investors, II, a California limited partnership that filed a voluntary petition pursuant to Chapter 11 of the Bankruptcy Code on February 22, 1994; a confirmation order was issued on or about December 23, 1994. Since 1985, Mr. Busch has been President of TRB Management, Inc., a California corporation, which was the sole general partner of Mercado del Sol Investors Limited Partners, an Arizona limited partnership. Mercado del Sol Investors Limited Partnership filed a voluntary petition pursuant to Chapter 11 of the Bankruptcy Code on August 10, 1993 and converted to a Chapter 7 bankruptcy in 1995. The assets of the entity were liquidated and the partnership was dissolved. Since 1984, Mr. Busch has been President of The Busch Firm, a professional corporation law firm. Since 1990, he has been the President of T.R. Busch Realty Corporation II, d/b/a Busch Financial Services, a licensed Real Estate Corporation and since 1998 he has been chairman and chief executive officer of Pacific Hospitality Group, a hotel management and development company. Mr. Busch is currently a director and Chairman of Advanced Materials Group (Nasdaq-ADMG).

Key Employees

     Lawrence R. Goswiller has been Senior Vice President of Loan Administration and Chief Credit Officer of ICCC since its formation. From 1993 to February 1997, Mr. Goswiller was the Manager of the Real Estate Department for Marine National Bank and from 1987 to 1993, he was self-employed as a real estate broker arranging construction and permanent financing for developers of residential and commercial projects. From 1984 to 1987, Mr. Goswiller worked for Bay Development Corporation, an Orange County, California based commercial real estate development company.

     Gretchen D. Verdugo has been Senior Vice President and Chief Accounting Officer of ICH since August 1997. From 1996 to August 1997, Ms. Verdugo was a Senior Manager with KPMG LLP in the Mortgage and Structured Finance Group. From 1993 to 1996, Ms. Verdugo was Treasurer, and in 1996, she became Chief Financial Officer and Vice President of Finance for Bay Federal Credit Union. From 1991 to 1996, she was also Controller of Santa Cruz Cellular Telephone, Inc. Ms. Verdugo was a Senior Accountant with KPMG LLP from 1988 to 1991. Ms. Verdugo is a certified public accountant and received her bachelor's degree from California State University at Long Beach.

     Todd R. Taylor has been Vice President and Controller of ICCC since March 1998. From 1996 to March 1998, Mr. Taylor was a Senior Accountant for KPMG LLP specializing in the financial services industry and from 1992 to December 1995, Mr. Taylor was employed by ICII as an accountant. Mr. Taylor received his Bachelor of Arts degree in 1996 from California State University at Fullerton.

     There are no family relationships between any of the directors or executive officers of the Company.

     All Directors are elected at each annual meeting of the Company's stockholders for a term of one year, and hold office until their successors are elected and qualify. Any vacancy on the Board of Directors for any cause other than an increase in the number of directors may be filled by a majority of the remaining directors. Replacements for vacancies occurring among the unaffiliated directors will be elected by a majority vote of the remaining Directors, including a majority of the unaffiliated directors (the "Unaffiliated
Directors"). The Company pays an annual director's fee of $20,000 to each Unaffiliated Director plus $1,000 per each meeting attended and reimburses such Unaffiliated Director's costs and expenses for attending such meetings.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Act of 1934 requires the Company's Directors and executive officers, and persons who own more than ten percent of a registered class of the Company's securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock of the Company. Officers, Directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company during the fiscal year which ended December 31,1998, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten percent stockholders were satisfied by such persons except for the following: William D. Endresen and Thomas J. Poletti each inadvertently filed late a Form 5 with respect to 10,000 shares underlying option grants and Timothy R. Busch inadvertently filed late a Form 4 with respect to the purchase of 6,000 shares of Common Stock.


                        ITEM 11. EXECUTIVE COMPENSATION

     Joseph R. Tomkinson, William S. Ashmore, Richard J. Johnson and Mary C. Glass-Schannault, who are executive officers of ICH are also officers of IMH and IFC and are officers of RAI Advisors, LLC ("RAI"), the Manager. See Item 13. "Certain Relationships and Related Transactions." In August 1997, these officers modified their employment agreements with IFC to also become officers of the Manager (and of ICH and ICCC). The Manager has agreed to cause each of its officers to devote as much of his or her time to the operations of the Company as is reasonably necessary. The Company reimburses the Manager which reimburses IFC on a dollar for dollar basis (including the service charge referenced below) for the actual cost of providing the services of these officers to the Company, based upon the compensation payable to them by IFC plus a 15% service charge. Salary, other annual compensation and all other compensation are allocated to the Company at a rate of one-third and to IMH at a rate of two-thirds for services performed by the executive officers (except Mr. Endresen) as part of the Submanagement Agreement among IMH, IFC and RAI. The following is the amount of compensation allocated to the Company for services performed by Messrs. Tomkinson, Ashmore, and Johnson and Ms. Glass-Schannault and cash compensation paid to William D. Endresen for the period from January 15, 1997 (commencement of operations) through December 31, 1997 and the year ended December 31, 1998 (the "Named Executive Officers").



                           Summary Compensation Table


                                                   Annual Compensation
                               -------------------------------------------------------------
                                                                                                 Long-Term
                                                                                                Compensation
                                                                                                   Awards
                                                                                                 Securities
     Name and Principal                                                       Other Annual       Underlying            All Other
          Position                Year      Salary($)(1)    Bonus ($)(2)   Compensation ($)(4)  Options(#)(5)    Compensation($)(7)
-----------------------------   ---------  ------------    -------------- --------------------  -------------    -------------------
Joseph R. Tomkinson........       1998        101,193          13,000             6,260              10,000               480
   Chairman of the Board and      1997        100,000           5,300           252,992              10,000               480
   CEO of ICH and ICCC

William S. Ashmore.........       1998         76,861          13,000             3,460              10,000               419
   President   and   COO  of      1997         75,000           5,300           250,192              10,000               290
   ICH, Executive Vice President
   and Director of ICCC

Richard J. Johnson.........       1998         38,431          13,000             3,460              10,000               102
   Executive Vice President,      1997         37,500           5,300           204,256              10,000                88
   CFO and Treasurer of ICH
   and ICCC and Director of ICCC

Mary C. Glass-Schannault...       1998         31,636          32,733(3)          2,460              10,000               244
   Senior Vice President of       1997         30,870          27,790(3)         42,317              10,000               119
   ICH and ICCC

William D. Endresen........       1998        175,922         118,750             9,381              60,000 (6)           553
   Senior Vice President of       1997        120,000          49,000(3)         43,280              50,000               468
   ICH and President and
   Director of ICCC

(1) Pursuant to their respective employment agreements with IFC, total current base salaries for Messrs. Tomkinson, Ashmore and Johnson and Ms. Glass-Schannault are $303,578, $230,584, $115,292 and $94,908,
      respectively.
(2) Pursuant to dividend equivalent rights ("DERs"), each person in the above table is entitled to be paid a quarterly bonus equal to the aggregate dividend such person would have received from the Company on all shares of Common Stock underlying unexercised stock options held by such person which are outstanding. Messrs. Tomkinson, Ashmore and Johnson and Ms. Glass-Schannault each received related DERs covering 10,000 shares underlying options in each of 1998 and 1997, and Mr. Endresen received related DERs covering 100,000 shares and 50,000 shares underlying options in 1998 and 1997, respectively.
(3)   Includes a performance and profitability bonus.
(4) Consists of (i) a car allowance paid by the Company and (ii) contributions paid by the Company under the 401(k) plan. With respect to 1997, such amounts also include the dollar value of the difference between the price paid by Messrs. Tomkinson and Ashmore for 76,800 shares of ICH Common Stock, Mr. Johnson for 62,400 shares of ICH Common Stock and Ms. Glass-Schannault and Mr. Endresen for 12,000 shares of ICH Common Stock, respectively, in February 1997 and the fair market value of such stock ($3.20) on the date of purchase.
(5) Consists of options granted under ICH's Stock Option and Awards Plan (as described below). Options granted in 1997 were granted with related "current-pay" DERs.
(6) With regards to 50,000 shares underlying options, Mr. Endresen was also granted "current-pay" DERs.
(7)   For each person, consists of payments on group term-life insurance.

                  Option Grants, Exercises and Year-End Values

     The following table sets forth stock options granted to the Named Executive Officers under the Stock Option and Awards Plan during the fiscal year ended December 31, 1998:

                                Options Granted in Fiscal Year Ended December 31, 1998
                                                                                                    Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                                                                                    of Stock Price Appreciation
                                                  Individual Grants                                     for Option Term (5)
                               ---------------------------------------------------------------  ------------------------------
                                  Number of
                                    Shares       Percentage of
                                  Underlying        Options         Exercise
                                    Options        Granted to        Price         Expiration
             Name                 Granted (#)   Employees (%)(3)   ($/sh) (4)         Date             5% ($)         10% ($)
-----------------------------  --------------- ------------------ ------------  ---------------  ------------  --------------
Joseph R. Tomkinson..........     10,000 (1)           4.3             6.00      November 2003        16,577         36,631
William S. Ashmore...........     10,000 (1)           4.3             6.00      November 2003        16,577         36,631
Richard J. Johnson...........     10,000 (1)           4.3             6.00      November 2003        16,577         36,631
Mary C. Glass-Schannault.....     10,000 (1)           4.3             6.00      November 2003        16,577         36,631
William D. Endresen..........     10,000 (1)           4.3             6.00      November 2003        16,577         36,631
                                  50,000 (2)          21.4            17.63      February 2001       243,473        538,012


(1) Such stock options vest one year from the anniversary of the date of grant (November 1998).
(2) Such stock options vest one third per year on each anniversary of the date of grant (February 1998) and have been granted with related "current-pay" DERs.
(3) The total number of options granted to employees (not including 60,000 shares underlying options granted to non-employee directors) during 1998 was 233,510.
(4) The exercise price for all options equals the fair market value of such shares at the date of grant as determined by the Administrator.
(5) Amounts reflect assumed risks of appreciation set forth in the executive compensation disclosure rules of the Securities and Exchange Commission. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. Stock appreciation gains do not represent the Company's estimate or projection of the future Common Stock price.

     On November 24, 1998, the Company also granted to each of Messrs. Walsh, Filipps, Peers and Poletti options to purchase 10,000 shares of ICH Common Stock, respectively, and granted Mr. Busch options to purchase 20,000 shares of ICH Common Stock at a per share exercise price of $6.00, vesting on the first anniversary of the date of grant.

                           Aggregated Option Exercises in 1998 and Year-End Option Values
                                                                                                 Value of Unexercised
                                                                    Number of Securities         In-The-Money Options
                                   Shares                       Underlying Options At Fiscal      At Fiscal Year-End
                                 Acquired on         Value          Year-End Exercisable/            Exercisable/
 Name                           Exercise (#)     Realized ($)       Unexercisable (#) (1)        Unexercisable ($) (2)
------------------------------ -------------   ---------------- ----------------------------     ------------------------
Joseph R. Tomkinson..........       --               --                  3,333/16,667                   --/--
William S. Ashmore...........       --               --                  3,333/16,667                   --/--
Richard J. Johnson...........       --               --                  3,333/16,667                   --/--
Mary C. Glass-Schannault.....       --               --                  3,333/16,667                   --/--
William D. Endresen..........       --               --                 16,666/93,334                   --/--



(1) For a description of the terms of such options, see "--Stock Option and Awards Plan."
(2) Based on a price per share of $5.375, which was the price of a share of Common Stock as quoted on the American Stock Exchange at the close of business on December 31, 1998. As of December 31, 1998, none of the options were "in-the-money."

Employment Agreements

     In August 1997, in connection with ICH's initial public offering, each officer's employment agreement with IFC was amended and restated to allow him or her to become an officer of RAI (and of ICH and ICCC). See "--Executive Compensation--Summary Compensation Table" for annual salary descriptions. RAI has agreed to cause each of its officers to devote as much of his or her time to the operations of ICH as is necessary. ICH reimburses RAI, who reimburses IFC, on a dollar for dollar basis (see Item 13. "Certain Relationships and Related Transactions-- Relationships with the Manager--Management Agreement"), for the actual cost of providing the services of its officers to ICH based upon the compensation payable to them by IFC, plus a 15% service charge. In August 1997, Mr. Endresen entered into an employment agreement with ICCC for a term of five years. His base salary is currently $175,000 per year subject to an annual review and cost of living adjustment.

     Pursuant to the employment agreements, if the officer is terminated without cause (as defined therein) then the officer will receive (i) his or her base salary for a period of one year following the date of termination, (ii) any bonus or incentive compensation prorated through the date of termination; provided that if the bonus or incentive compensation is discretionary, then the officer will receive a payment at least equal to the last previous payment made to the officer, if any, for the previous year prorated to the date of termination, and (iii) any expense reimbursements. Each officer agreed that for a period of one year from the date of termination he or she will not compete with the Company if the agreement is voluntarily terminated by the officer. Upon any merger, transfer of assets, dissolution, liquidation or consolidation, the surviving corporation or transferee is bound by such employment agreement, and the Company has agreed to take all action to ensure such.

Stock Option and Awards Plan

     In April 1997, the Company adopted the 1997 Stock Option and Awards Plan (the "Stock Option and Awards Plan") which provides for the grant of qualified incentive stock options ("ISOs") which meet the requirements of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), stock options not so qualified ("NQSOs"), deferred stock, restricted stock, performance shares, stock appreciation and limited stock appreciation rights awards ("Awards") and DERs.

     The purpose of the Stock Option and Awards Plan is to provide a means of performance-based compensation in order to attract and retain qualified personnel and to provide an incentive to others whose job performance affects the Company. The Stock Option and Awards Plan is administered by the Board of Directors or a Committee appointed by the Board of Directors (the
"Administrator"). ISOs may be granted to the officers and key employees of the Company. Under current law, ISOs may not be granted to any director of the Company who is not also an employee, or to directors, officers and other employees of entities unrelated to the Company. NQSOs and Awards may be granted to the directors, officers, key employees, agents and consultants of the Company, any of its subsidiaries or parent corporation, of RAI, and to the directors, officers and key employees of ICCC.

     The Stock Option and Awards Plan provides for the granting of DERs in tandem with options granted under the Stock Option and Awards Plan. The Stock Option and Awards Plan permits DERs to be granted with certain characteristics. First, DERs can be issued in "current-pay" form so that payments can be made to the optionee at the same time as dividends are paid to holders of outstanding Common Stock. "Current-pay" DERs are payable in cash, stock or such other property as may be distributed to stockholders. The second form, "accrued DERs," accrue shares of Common Stock for the account of the optionee upon the payment of cash dividends on outstanding shares of Common Stock and may also include the value of any stock or other property distributed to stockholders. The number of shares accrued is determined by a formula and such shares are currently transferred to the optionee only upon exercise of the related option. Shares of Common Stock accrued for the account of the optionee pursuant to a DER grant may also be made eligible to receive dividends and distributions. Finally, DERs can be made "performance based" by conditioning the right of the holder of the DER to receive any dividend equivalent payment or accrual upon the satisfaction of specified performance objectives.

     Subject to anti-dilution provisions for stock splits, stock dividends and similar events, the Stock Option and Awards Plan currently authorizes the grant of options to purchase, and Awards of, an aggregate of 632,500 shares. At March 31, 1999, options to acquire 52,500 shares were outstanding at a per share exercise price of $17.625, options to acquire 1,000 shares were outstanding at a per share exercise price of $18.875, options to acquire 171,000 shares were outstanding at a per share exercise price of $15.00 and options to acquire 193,922 shares were outstanding at a per share exercise price of $6.00. If an option granted under the Stock Option and Awards Plan expires or terminates, or an Award is forfeited, the shares subject to any unexercised portion of such option or Award will again become available for the issuance of further options or Awards under the Stock Option and Awards Plan.

     Options granted under the Stock Option and Awards Plan will become exercisable in accordance with the terms of the grant made by the Administrator. Awards will be subject to the terms and restrictions of the Award made by the Administrator. The Administrator has discretionary authority to select participants from among eligible persons and to determine at the time an option or Award is granted when and in what increments shares covered by the option or Award may be purchased and, in the case of options, whether it is intended to be an ISO or a NQSO provided, however, that certain restrictions applicable to ISOs are mandatory, including a requirement that ISOs not be issued for less than 100% of the then fair market value of the Common Stock (110% in the case of a grantee who holds more than 10% of the outstanding Common Stock) and a maximum term of ten years (five years in the case of a grantee who holds more than 10% of the outstanding Common Stock).

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

     ISOs generally are exercisable only by the optionee. NQSO's may be granted to permit transfer of the option to immediate family members (as defined in the Stock Option and Awards Plan).

     The exercise price of any option granted under the Stock Option Plan is payable in full (1) in cash, (2) by surrender of shares of the Company's Common Stock already owned by the option holder having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to an Award under the Stock Option and Awards Plan, (3) by cancellation of indebtedness owed by the Company to the option holder, (4) by a full recourse promissory note executed by the option holder, or (5) by any combination of the foregoing. The terms of any promissory note may be changed from time to time by the Board of Directors to comply with applicable United States Internal Revenue Service or Securities and Exchange Commission regulations or other relevant pronouncements.

     The Company may make loans available to stock option holders, subject to the Board of Directors' approval, in connection with the exercise of stock options granted under the Stock Option and Awards Plan. Such loans will be evidenced by a promissory note and secured by a pledge of Common Stock. If shares of Common Stock are pledged as collateral for such indebtedness, such shares may be returned to the Company in satisfaction of such indebtedness. If so returned, such shares shall again be available to future stock options and Awards under the Stock Option and Awards Plan.

     The Board of Directors may from time to time revise or amend the Stock Option and Awards Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may impair the rights of any participant under any outstanding Award without his consent.

     In the event of a change in control, all stock options, any stock appreciation rights outstanding for at least 6 months, restricted stock, deferred stock and performance share awards will fully vest and the value of all such awards, including DERs, will be cashed out by payment of cash or other property, as determined by the Administrator, on the basis of a "change of control price." Furthermore, any indebtedness incurred in connection with the Stock Option and Awards Plan will be forgiven. A "change of control" generally occurs when (i) any person becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of the Company's securities, (ii) during any consecutive two-year period, individuals who at the beginning of such period constitute the Board, and any new director, with certain exceptions, who was approved by at least two-thirds of the directors still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors, (iii) in some circumstances, the stockholders approve a merger or consolidation, or (iv) the stockholders approve the complete liquidation, sale or disposition of all or substantially all of the Company's assets. The "change of control price" generally means the higher of
(i) the highest price per share paid or offered in any transaction related to a change of control or (ii) the highest price per share paid in any transaction reported on the exchange on which the Company's Common Stock is listed at any time preceding the 60 day period as determined by the Administrator.

     Unless previously terminated by the Board of Directors, the Stock Option and Awards Plan will terminate in April 2007, and no options or Awards may be granted under the Stock Option and Awards Plan thereafter.

401(k) Plan

     The Company participates in the ICII contributory retirement plan ("401(k) Plan") for all full-time employees with at least six months of service, which is designed to be tax deferred in accordance with the provisions of Section 401(k) of the Code. The 401(k) Plan provides that each participant may contribute from 2% to 14% of his or her salary, and the Company will contribute to the participant's plan account at the end of each plan year 50% of the first 4% of salary contributed by a participant. Under the 401(k) Plan, employees may elect to enroll on the first day of any month, provided that they have been employed for at least six months.

     Subject to the rules for maintaining the tax status of the 401(k) Plan, an additional Company contribution may be made at the discretion of the Company, as determined by the Unaffiliated Directors. Should a discretionary contribution be made, the contribution would first be allocated to those employees deferring salaries in excess of 4%. The matching contribution would be 50% of any deferral in excess of 4% up to a maximum deferral of 8%. Should discretionary contribution funds remain following the allocation outlined above, any remaining Company matching funds would be allocated as a 50% match of employee contributions, on the first 4% of the employee's deferrals. Company matching contributions will be made as of December 31st each year in the form of Company Common Stock. The Company contributed matching and discretionary amounts to the 401(k) plan for the year ended December 31, 1998 of $63,000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 15, 1999 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Company's executive officers, and (4) all Directors and executive officers as a group. As of April 15, 1999 there were 8,418,200 shares outstanding of common stock. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                                 Number of            Percentage
                                                                                  Shares              of Shares
                                                                               Beneficially          Beneficially
                        Name of Beneficial Owner                                   Owned                Owned
--------------------------------------------------------------------------  --------------------  -------------------
Ryback Management Corporation (1).......................................           438,000               5.2
Joseph R. Tomkinson (2).................................................           121,283               1.4
William S. Ashmore (3)..................................................            89,339               1.1
Richard J. Johnson (4)..................................................            76,806                 *
William D. Endresen (5).................................................            45,332                 *
Mary C. Glass-Schannault (6)............................................            16,371                 *
James Walsh (7).........................................................            17,000                 *
Frank P. Filipps (7)....................................................            17,000                 *
Stephan R. Peers (7)(8).................................................            17,835                 *
Thomas J. Poletti (7)...................................................            17,000                 *
Timothy R. Busch (9)....................................................            60,700                 *
All Directors and Executive Officers as a group (11 persons) (10).......           461,166               5.5%

*less than 1%


(1) Based on a Schedule 13G filed on February 10, 1999, Ryback's address is 7711 Carondelete Avenue, Box 16800, St. Louis, Missouri 63105. Ryback has sole voting and dispostive power as to 431,200 shares and shared voting and dispostive power as to 6,800 shares. All 438,000 shares were held in a fiduciary capacity by Ryback Management Corporation (a registered
      Investment Company Advisor) and/or Lindner Investment Series Trust (a registered Investment Company) as of December 31, 1998.
(2) Includes options to purchase 3,333 shares which are currently exercisable and 7,500 shares held in a trust with Mr. Tomkinson as trustee.
(3) Includes (i) options to purchase 3,333 shares which are currently exercisable, (ii) 1,000 shares held in a profit sharing plan with Mr. Ashmore and his wife as trustees, (iii) 2,200 shares held in a trust with Mr. Ashmore and his wife as trustees, and (iv) 1,000 shares held as custodian for a child.
(4) Includes options to purchase 3,333 shares which are currently exercisable and 420 shares held as custodian for minor children.
(5) Includes options to purchase 33,332 shares which are currently exercisable.
(6) Includes options to purchase 3,333 shares which are currently exercisable and 675 shares which are owned jointly with her husband.
(7)   Includes options to purchase 5,000 shares which are currently exercisable.
(8)   Includes 835 shares which are owned jointly.
(9) Includes 55,700 shares which are owned in a trust with David Keligean and Greg Busch as trustees and of which Mr. Busch and his family are the beneficiaries.
(10) Includes options to purchase a total of 51,664 shares which are currently exercisable.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships with the Manager

     The Manager, RAI, commenced operations in August 1997. Each of the persons who are executive officers of the Manager has significant experience in purchasing, financing, servicing, securitizing and investing in mortgage loans and mortgage securities and all of such persons are officers of IMH and IFC; however, they have not previously managed a commercial mortgage REIT. RAI is a recently formed entity with no significant assets and no prior history of operations. RAI is owned equally by each of Messrs. Tomkinson, Ashmore, and Johnson. IMH owns all of the outstanding shares of non-voting preferred stock of IFC, its conduit operations, representing 99% of the economic interest in IFC, and Messrs. Tomkinson, Johnson and Ashmore own all of the outstanding shares of common stock of IFC, representing 1% of the economic interest. In August 1997, the officers of RAI modified their employment agreements with IFC to allow them to become officers of the Manager (and of ICH and ICCC). The Manager has agreed to cause each of its officers to devote as much of his or her time to the operations of the Company as is reasonably necessary. ICH reimburses the Manager, who reimburses IFC on a dollar for dollar basis (including the service charge referenced below), for the actual cost of providing the services of these officers to the Company based upon the compensation payable to them by IFC, plus a 15% service charge. ICH reimburses the Manager for expenses incurred by the Manager, plus a service charge of 15% on all expenses owed by the Manager to IFC for costs and expenses owed by the Manager to IFC for costs and services under any submanagement agreement between IFC and the Manager. The Manager pays all such third parties on a dollar for dollar basis for the aforementioned amounts received by it from the Company; no such 15% service charge is paid to third party service providers other than IFC. For the first three years of the Management Agreement there is a minimum amount of $500,000 per annum (including the 15% service charge) payable by ICH in connection with services provided and expenses incurred by the Manager and payable by RAI to IFC. After the third year, ICH is only responsible for reimbursing expenses and services provided, with the 15% service charge for amounts due to IFC.

     The address of the Manager is 1401 Dove Street, Newport Beach, California 92660, telephone (949) 475-3600.

Managers and Executive Officers



     The managers and executive officers of RAI are as follows:

Name                                Position
-----------------------------       -------------------------------------------------------------
Joseph R. Tomkinson*                Chairman and Chief Executive Officer
William S. Ashmore*                 President and Manager
Richard J. Johnson*                 Executive Vice President, Chief Financial Officer and Manager
Mary C. Glass-Schannault*           Senior Vice President

*Each of these persons also serves as directors or executive officers of the Company.

     For biographical information on these persons, see Item 10. "Directors and Executive Officers of the Registrant."

Management Agreement

     In August 1997, the Company entered into a Management Agreement with the Manager for an initial term expiring on December 31, 2002. Successive extensions, each for a period not to exceed one year, may be made by agreement between the Company and the Manager. The Management Agreement may be terminated by the Company without cause at any time upon 60 days' written notice. Any such termination or failure to extend by the Company without cause shall result in the payment of a termination or non-renewal fee to the Manager determined by an independent appraisal. In addition, the Company and the Manager will have the right to terminate the Management Agreement upon the occurrence of a breach by the other party of any provision contained in the Management Agreement which remains uncured for 30 days. In addition, the Company may renew or terminate the Management Agreement by a majority vote of its Unaffiliated Directors or by a vote of the holders of a majority of the outstanding shares of Common Stock.

     The terms of the Management Agreement, including management fees, were determined by what the management of both RAI and ICH believe are comparable with other advisory relationships and have been approved by the Board of Directors of RAI and the Unaffiliated Directors of ICH. ICH's Bylaws provide that the Unaffiliated Directors shall determine at least annually that the compensation paid to the Manager is reasonable in relation to the nature and quality of the services performed by the Manager.

     The Manager is at all times subject to the supervision of the Company's Board of Directors and provides advisory services to the Company in accordance with the terms of the Management Agreement. The Manager is involved in three primary activities: (1) capital management--primarily the oversight of the Company's structuring, analysis, capital raising and investor relations activities; (2) asset management--primarily the analysis and oversight of the acquisition, management, securitization and disposition of Company assets; and
(3) operations management--primarily the oversight of ICH's operating subsidiaries. Specifically, the Manager performs such services and activities relating to the assets and operations of the Company as may be appropriate, including:

         (1) serving as the Company's consultant with respect to the formulation of investment criteria and interest rate risk management by its Board of Directors;

         (2) advising as to the issuance of commitments on behalf of the Company to purchase Commercial Mortgages or purchasing Commercial Mortgages and Commercial Mortgage-Backed Securities ("CMBSs") meeting the investment criteria set from time to time by the Company's Board of Directors;

         (3) advising, negotiating, and overseeing the securitization of the Company's Commercial Mortgages in real estate mortgage investment conduits ("REMICs") or collateralized mortgage obligations ("CMOs") and negotiating terms with rating agencies and coordinating with investment bankers as to structure and pricing of the securities formed by the Company;

         (4) advising the Company in connection with and assisting in its Long-Term Investment Operations;

         (5) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

         (6) monitoring and providing to the Board of Directors on an on-going basis price information and other data obtained from certain nationally-recognized dealers who maintain markets in Commercial Mortgages identified by the Board of Directors from time to time, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

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

         (9) advising and negotiating agreements on behalf of the Company with banking institutions and other lenders to provide for the short-term borrowing of funds by the Company;

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

     In August 1997, RAI entered into a Submanagement Agreement with IFC, the conduit operations of IMH, to provide administrative services as required by the Company, including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary. The Manager may also enter into additional contracts with other parties, which may include IMH or its affiliates, to provide any such services for the Manager, which third party shall be approved by the Company's Board of Directors. See "--Expenses."

     RAI currently has a total of four officers and three managers who participate in the oversight of the Company's operations.

Management Fees

     The Manager is entitled to receive for each fiscal quarter, an amount equal to 25% of the Net Income of the Company, before deduction of such compensation, in excess of the amount that would produce an annualized Return on Equity equal to the daily average ten year U.S. Treasury rate plus 2% (the "25% Payment"). The term "Return on Equity" is calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter. For such calculations, the "Net Income" of the Company means the net income of the Company determined in accordance with the Internal Revenue Code before the Manager's compensation, the deduction for dividends paid and any net operating loss deductions arising from losses in prior periods. A deduction for all of the Company's interest expenses for borrowed money is also taken in calculating Net Income. "Average Net Worth" for any period means the arithmetic average of the sum of the gross proceeds from any offering of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings less dividends declared (without taking into account any losses incurred in prior periods) computed by taking the daily average of such values during such period. The 25% Payment to the Manager is calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period.

     The Manager's fees are calculated by the Manager within 60 days after the end of each calendar quarter, with the exception of the fourth quarter for which compensation will be computed within 30 days, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay the fee within 90 days after the end of each calendar quarter. For the year ended December 31, 1998, ICH paid $745,000 to RAI in connection with the 25% Payment.

Expenses

     Pursuant to the Management Agreement, ICH pays all operating expenses incurred by the Manager under the Management Agreement. The operating expenses generally required to be incurred by the Manager and reimbursed by ICH include out-of-pocket costs, equipment and other personnel required for the Company's operations, including amounts payable by RAI pursuant to submanagement agreements with outside third parties, which include IMH and its affiliates, to provide various services to the Company including facilities and costs related therewith, technology, management information systems, human resource administration, general ledger accounts, check processing, accounts payable and other similar operational services ("Reimbursable Expenses"). Reimbursable Expenses also include issuance and transaction costs associated with the purchase, disposition and financing of investments, regular legal and auditing fees and expenses of the Company, the fees and expenses of the Company's Directors, premiums for directors' and officers' liability insurance, premiums for fidelity and errors and omissions insurance, servicing and sub-servicing expenses, the costs of printing and mailing proxies and reports to stockholders, and the fees and expenses of the Company's custodian and transfer agent, if any.

     The Company reimburses the Manager for all Reimbursable Expenses, plus a service charge of 15% on all Reimbursable Expenses owed by RAI to IFC for costs and services under any subcontract between RAI and IFC. RAI pays all such third parties on a dollar-for-dollar basis the aforementioned amounts received by it from the Company; no such 15% service charge will be paid to third party service providers other than IFC.

     All of the persons who are officers of the Manager are also officers of IMH, IFC, ICH and ICCC. IMH owns all of the outstanding shares of the non-voting preferred stock of IFC, its conduit operations, representing 99% of the economic interest in IFC, and Messrs. Tomkinson, Johnson and Ashmore own all of the outstanding shares of common stock of IFC, representing 1% of the economic interest. Each of these officers have modified their employment agreements with IFC to allow them to become officers of the Manager (and of ICH and ICCC). The Manager has agreed to cause each of its officers to devote as much of his or her time to the operations of the Company as is reasonably necessary. The Company will reimburse the Manager, who will reimburse IFC on a dollar for dollar basis, for the actual cost (the "Reimbursable Executive Amounts") of providing the services of these officers to the Company based upon compensation payable to them by IFC, plus a 15% service charge.

     For the first three years of the Management Agreement, there is a minimum amount of $500,000 per annum (which includes the 15% service charge) payable by ICH to RAI for Reimbursable Expenses and Reimbursable Executive Amounts. After the third year, ICH is responsible for paying RAI the actual amount of Reimbursable Expenses and Reimbursable Executive Amounts, with the 15% service charge for amounts due to IFC.

     The Company does not believe that its operations are adversely affected as a result of these relationships. Payments of Reimbursable Expenses and Reimbursable Executive Amounts by the Company to RAI are made monthly. For the year ended December 31, 1998, ICH and ICCC recorded an aggregate of approximately $521,000 and $574,000, respectively, representing Reimbursable Expenses and Reimbursable Executive amounts payable to RAI.

Tabular Presentation of Amount Payable to Manager

     The following table presents all compensation, fees, profits and other benefits (including reimbursement of out-of-pocket expenses) which RAI and its affiliates may earn or receive in connection with the Management Agreement.

      Recipient              Payor                                     Amount
----------------------    -------------    ------------------------------------------------------------
RAI (1)                       ICH          25% Payment (2)
RAI (3)                       ICH          Reimbursable Expense, plus a 15% service charge (4)
RAI (3)                       ICH          Reimbursable Executive Amounts, plus a 15% service charge (4)


(1) RAI is equally owned by each of Messrs. Tomkinson, Ashmore and Johnson; the 25% Payment to RAI will be retained by RAI, resulting in a direct benefit to its owners.
(2) For a more detailed explanation of the 25% Payment, see "--Management Fees." There is no minimum or maximum amount of the 25% Payment due in any year.
(3) All amounts payable by ICH to RAI for Reimbursable Expenses and Reimbursable Executive Amounts, plus the 15% service charge, are payable by RAI to IFC.
(4) For a more detailed explanation of Reimbursable Expenses and Reimbursable Executive Amounts see "--Expenses." For the first three years of the Management Agreement, there is a minimum amount of $500,000 per annum (which includes the 15% service charge) payable by ICH to RAI for Reimbursable Expenses and Reimbursable Executive Amounts due in any year. There is no maximum amount of Reimbursable Expenses or Reimbursable Executive Amounts due in any year.

Stock Option and Awards Plan

     The Company has adopted the Stock Option and Awards Plan and the directors, officers and employees of the Manager will be granted certain options or rights under the Stock Option and Awards Plan and may in the future be granted additional options or rights under the Stock Option and Awards Plan. See "Executive Compensation--Stock Option and Awards Plan."

Limits of Responsibility

     Pursuant to the Management Agreement, the Manager will not assume any responsibility other than to render the services called for thereunder and will not be responsible for any action of the Company's Board of Directors in following or declining to follow its advice or recommendations. The Manager, its directors, officers, equity holders and employees will not be liable to the Company, any mortgage security issuer, any subsidiary of the Company, the Unaffiliated Directors, the Company's stockholders or any subsidiary's shareholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts or omissions constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Manager is a recently formed entity and does not have significant assets. Consequently, there can be no assurance that the Company would be able to recover any damages for claims it may have against the Manager. The Company has agreed to indemnify the Manager, and its managers, officers, equity holders and employees with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from any acts or omissions of the Manager made in good faith in the performance of its duties under the Management Agreement.

Relationships With IMH

Non-Compete Agreement and Right of First Refusal Agreement

     The Company's operations may be affected by the activities of IMH and IFC. Pursuant to a non-compete agreement (the "Non-Compete Agreement") between IMH, IFC, ICH and ICCC which became effective upon the closing of ICH's initial public offering in August 1997, for a period of the earlier of nine months from August 1997 or the date upon which the Company accumulated (for investment or sale) $300.0 million of Commercial Mortgages and/or CMBSs, neither IMH nor IFC would originate or acquire any Commercial Mortgages; however, this Agreement did not preclude IMH (either directly or through IFC) from purchasing any Commercial Mortgages or CMBSs under the Right of First Refusal Agreement discussed below. The Non-Compete Agreement terminated in March 1998. Subject to the Right of First Refusal Agreement, as defined below, IMH, as a mortgage REIT, and IFC, as its conduit operations, may compete with the operations of the Company.

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

Submanagement and Servicing Agreements

     RAI has entered into a Submanagement Agreement with IFC, the conduit operations of IMH, to provide administrative services as required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable as RAI deems necessary. IFC charges RAI for these services based upon usage which charges management believes are reasonable. IFC is paid for the services rendered on a dollar for dollar basis plus a 15% service charge to the extent the services are rendered under the Management Agreement. Total cost allocations IFC charged to RAI for the year ended December 31, 1998 were $1.1 million. For a general description of the persons who are officers of the Manager and the terms of the Management Agreement, see "--Relationships with the Manager."

     ICCC acts as a servicer of Commercial Mortgages acquired on a "servicing-released" basis by the Company in its Long-Term Investment Operations pursuant to the terms of a Servicing Agreement which became effective in February 1997. ICCC subcontracts all of its servicing obligations under such loans to independent third parties pursuant to sub-servicing agreements.

Credit Arrangements

     In August 1997, ICH entered into a revolving credit arrangement with IMH whereby ICH agreed to advance to IMH up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement were at an interest rate and maturity to be determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. During 1998, the largest aggregate amount outstanding under the credit arrangement was $13.2 million at an interest rate of 9.5%. As of December 31, 1998, there were no amounts outstanding under the credit arrangement.
The credit arrangement was terminated in January 1999.

     In August 1997, ICH entered into a revolving credit arrangement with IMH whereby IMH agreed to advance to ICH up to maximum amount of $15.0 million. Advances under the revolving credit arrangement were at an interest rate and maturity to be determined at the time of each advance (typically, prime plus 1%) with interest and principal paid monthly. During 1998, the largest aggregate amount outstanding under the credit arrangement was $9.1 million at an interest rate of 9.5%. As of December 31, 1998, there were no amounts outstanding under the credit arrangement.
The credit arrangement was terminated in January 1999.

     ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral provided. The interest rates on the borrowings are at Bank of America's prime rate (7.75% at March 31, 1999). The largest aggregate amount outstanding during 1998 was $25.3 million. As of March 31, 1999, outstanding amounts on the warehouse line agreement were $4.1 million.

Purchase of Commercial Office Building

     On October 27, 1998, the Company purchased from IMH its remaining 50% ownership interest in a commercial office building located in Newport Beach, California for $6.0 million (the "Dove Street Property"). After the purchase of the 50% ownership interest from IMH, the Company has a 100% ownership interest in the Dove Street Property.

Dove Street Lease Agreement

     In June 1998, IMH and IFC entered into a premises operating lease with IMH/ICH Dove Street, LLC to rent approximately 74,000 square feet of office space located at the Dove Street Property. The lease was transferred to ICH when IMH sold to ICH its interest in the Dove Street Property. The lease agreement is for a term of 10 years expiring in May 2008 with monthly lease payments of approximately $145,000 per month. For the year ended December 31, 1998, IMH and IFC paid an aggregate of approximately $888,000 under the lease.

Repurchase of Capital Stock

     On October 21, 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,916 shares of Class A Common Stock at a per share price of $4.375, based upon the closing price of the Common Stock on the American Stock Exchange on October 19, 1998, for a total repurchase of $6.1 million. The repurchase represented 100% of IMH's ownership of ICH Common Stock.

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

     Many of the affiliates of IMH, IFC, RAI and ICCC have interlocking executive positions and share common ownership. Joseph R. Tomkinson, ICH's Chairman of the Board and Chief Executive Officer, is the Chief Executive Officer and Chairman of the Board of IMH, a one-third owner of RAI, and an owner of one-third of the common stock of IFC. William S. Ashmore, ICH's President and Chief Operating Officer, is the President and a Director of IMH, a one-third owner of RAI, and an owner of one-third of the common stock of IFC. Richard J. Johnson, ICH's Executive Vice President, Chief Financial Officer and Treasurer, is Executive Vice President, Chief Financial Officer and Treasurer of IMH, a one-third owner of RAI, and an owner of one-third of the common stock of IFC. Mary Glass-Schannault, ICH's Senior Vice President, is a Senior Vice President of IMH and IFC. Each of James Walsh, Frank P. Filipps and Stephan R. Peers, Directors of ICH, are Directors of IMH. In March 1999, Messrs. Tomkinson, Ashmore, Johnson and Endresen each sold to ICH their shares of common stock of ICCC for $1.00. ICH currently owns all of the outstanding shares of common stock of ICCC.

Credit Arrangements

     ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. Terms of the warehouse line agreements require that the Commercial Mortgages be held by an independent third party custodian, which gives the Company the ability to borrow against the collateral as a percentage of the fair market value of the Commercial Mortgages. The borrowing rates on the warehouse line agreements are at Bank of America's prime rate (7.75% at March 31, 1999). The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral provided. During 1998, the highest aggregate amount outstanding under the credit arrangements was $285.3 million. As of March 31, 1999, amounts outstanding on ICCC's warehouse line with ICH were $45.9 million.

     On December 31, 1997, IMH/ICH Dove Street, LLC (of which ICH has a 50% interest) financed its acquisition of the Dove Street Property with a loan for $5.2 million from ICCC, of which $2.6 million represented ICH's portion. During 1998, the highest amount outstanding under the loan was $5.2 million. Terms of the loan were a 25-year amortization period due in 10 years at an adjustable rate of 9.0% with monthly principal and interest payments of $44,000, of which ICH paid $22,000. ICCC received loan fees of $71,000 upon origination of the loan in 1997. The loan was paid in full in the fourth quarter of 1998 with proceeds from the sale of Commercial Mortgages.

     On November 9, 1998, IFC borrowed $5.0 million from ICH on a demand note secured by mortgage servicing rights of $1.1 billion at an interest rate of 10%. This rate was adjusted to 15% on December 15, 1998. The largest amount outstanding under the note was $5.0 million. On December 22, 1998, this note was paid in full.

     During the normal course of business, ICH may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates" while borrowings are reflected as "Due to affiliates" on the Company's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. As of December 31, 1998, due from affiliates was $22.1 million and due to affiliates was $11.2 million.

     During the normal course of business, ICCC may advance or borrow funds on a short-term basis with affiliated companies. Advances to affiliates are reflected as "Due from affiliates" while borrowings are reflected as "Due to affiliates" on ICCC's balance sheet. These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. As of December 31, 1998, due from affiliates was $5.7 million and due to affiliates was $21.1 million.

Cash and Cash Equivalents

     As of December 31, 1998, ICH had $60,000 of cash and cash equivalents on deposit with Southern Pacific Bank ("SPB"), a subsidiary of ICII of which Joseph
R. Tomkinson is a director.

Purchase of Commercial Mortgages

     During 1998, ICH purchased $525.2 million of Commercial Mortgages from ICCC at net discounts of $3.1 million.

     During 1998, Bankers Capital Resource, Inc., of which Mr. Endresen's brother is a principal, brokered an aggregate of approximately $12.9 million of loans to ICCC. Relative to those loans, Bankers Capital Resource, Inc.
was paid broker fees of approximately $137,000 for that period.

Sale of Commercial Mortgages

     During the year ended December 31, 1998, ICH sold $43.2 million of Commercial Mortgages to ICCC at no gain or loss.

Unsecured Promissory Note

     In July 1998, William D. Endresen, Senior Vice President of ICH and President and Director of ICCC, and his wife, the makers, signed an unsecured promissory note for $100,000 with ICH, the holder, which was modified in November 1998 and states that the makers are to repay the note and accrued interest at a rate of 9% per annum with 50% of the after tax dividend equivalent payments made to Mr. Endresen in accordance with the Stock Options and Awards Plan. During 1998, the highest balance outstanding under the note was $101,000. As of March 31, 1999, the balance outstanding on the note was $101,000.

Consulting Arrangement

     In May 1998, Stephan R. Peers, a Director of the Company, entered into an agreement with RAI to perform business consulting services for IMH and ICH. Under the agreement Mr. Peers is paid a fee of approximately $15,000 semi-monthly and he is reimbursed for reasonable out of pocket expenses. During the year ended December 31, 1998, Mr. Peers was paid approximately $76,000, of which $38,000 was allocated to ICH. If Mr. Peers is terminated without cause, as defined in the agreement, then he is entitled to receive the entire amount due under the contract during the time mutually agreed upon. The agreement expired on December 31, 1998.

Other Transactions

     Thomas J. Poletti, a Director of ICH, is a partner in the law firm Freshman, Marantz, Orlanski, Cooper & Klein, which is counsel to the Company and IMH. Mr. Poletti owns 12,000 shares of the Company's Common Stock and options to purchase 20,000 shares of Common Stock.

                                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Newport Beach, State of California, on the 29th day of April, 1999.



                                      IMPAC COMMERCIAL HOLDINGS, INC.


                                      BY:           /s/   JOSEPH R. TOMKINSON
                                                    -------------------------
                                                          Joseph R. Tomkinson
                                                    Chairman of the Board and
                                                    Chief Executive Officer


     Pursuant  to  the   requirements  of  the  Securities  Act  of  1933,  this
Registration Statements has been signed by the following persons in the capacities and on the dates indicated.

      Signature                                Title                                         Date
      ---------                                -----                                         ----
             *                    Chairman of the Board and Chief                       April 29, 1999
      -------------------         Executive Officer (Principal Executive
      Joseph R. Tomkinson         Officer)


      /s/ Richard J. Johnson      Chief Financial Officer (Principal                    April 29, 1999
      ----------------------      Financial and Accounting Officer)
      Richard J. Johnson

             *                    Director                                              April 29, 1999
      -------------------
      James Walsh

             *                    Director                                              April 29, 1999
      -------------------
      Frank P. Filipps

             *                    Director                                              April 29, 1999
      -------------------
      Stephan R. Peers

             *                    Director                                              April 29, 1999
      -------------------
      Thomas J. Poletti

             *                    Director                                              April 29, 1999
      -------------------
      Timothy R. Busch







*By:        /s/ Richard J. Johnson
            ----------------------
            Richard J. Johnson
            Attorney in Fact