Form 10-Q
period 1999-03-31
IMPAC COMMERCIAL HOLDINGS INC
filed 1999-05-06
CIK 1036615

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended March 31, 1999

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from _______________ to ______________

                        Commission File Number: 0-13091

                        Impac Commercial Holdings, Inc.
             (Exact name of registrant as specified in its charter)

                Maryland                                 33-0745075
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

             1401 Dove Street
        Newport Beach, California                           92660
  (Address of Principal Executive Offices)                (Zip Code)


      Registrant's telephone number, including area code:  (949) 475-3600

          Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
              Title of each class                       Which registered
        --------------------------------          ----------------------------
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

On May 5, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38.0 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of May 5, 1999 was 8,418,200.


                   Documents incorporated by reference: None

                        IMPAC COMMERCIAL HOLDINGS, INC.

                        1999 FORM 10-Q QUARTERLY REPORT

                               TABLE OF CONTENTS


                                                  PART I.  FINANCIAL INFORMATION
                                                  ------------------------------
                                                                                                                 Page #
                                                                                                                 -------
 Item 1.  CONSOLIDATED FINANCIAL STATEMENTS  IMPAC COMMERCIAL HOLDINGS, INC.

          Consolidated Balance Sheets, March 31, 1999 and December 31, 1998...................................      3

          Consolidated Statements of Operations and Comprehensive Earnings (Loss), For the Three Months
          Ended March 31, 1999 and 1998.......................................................................      4

          Consolidated Statements of Cash Flows, For the Three Months Ended March 31, 1999 and 1998...........      5

          Notes to Consolidated Financial Statements..........................................................      6

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS...............................................................................     10

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................     18

                                                 PART II.  OTHER INFORMATION
                                                 ---------------------------

Item 1.   LEGAL PROCEEDINGS...................................................................................     19

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................................     19

Item 3.   DEFAULTS UPON SENIOR SECURITIES.....................................................................     19

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................     19

Item 5.   OTHER INFORMATION...................................................................................     19

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................................................     19

          SIGNATURES..........................................................................................     20


                         PART I. FINANCIAL INFORMATION
                         -----------------------------

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (dollars in thousands, except share data)

                                                                                        March 31,    December 31,
                                                                                          1999           1998
                                                                                      ------------   ------------
                                      ASSETS
                                      ------
Cash and cash equivalents............................................................   $ 10,232       $ 14,161
Investment securities available-for-sale.............................................     16,316         17,154
Residual interest in securitizations, held-for-trading...............................      8,990          8,790
Loan receivables:
      CMO collateral.................................................................    321,447        326,559
      Commercial Mortgages held-for-sale.............................................     49,059             --
      Commercial Mortgages held-for-investment.......................................     13,625         24,569
      Finance receivables............................................................         --         40,972
      Allowance for loan losses......................................................     (2,110)        (2,110)
                                                                                        --------       --------
            Net loan receivables.....................................................    382,021        389,990
Due from affiliates..................................................................      4,938         22,131
Premises and equipment, net..........................................................     11,566          9,146
Investment in Impac Commercial Capital Corporation...................................         --        (15,016)
Accrued interest receivable..........................................................      2,723          2,627
Other real estate owned..............................................................      2,000             --
Other assets.........................................................................      1,674          2,236
                                                                                        --------       --------
            Total assets.............................................................   $440,460       $451,219
                                                                                        ========       ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
CMO borrowings.......................................................................   $286,191       $285,021
Warehouse line agreements............................................................     45,970         45,654
Reverse repurchase agreements........................................................      4,670          4,869
Due to affiliates....................................................................         --         11,170
Other liabilities....................................................................      1,856          1,168
                                                                                        --------       --------
            Total liabilities........................................................    338,687        347,882

Stockholders' Equity:
Preferred Stock; $.01 par value; 9,000,000 shares authorized; no shares
   issued and outstanding at March 31, 1999 and December 31, 1998, respectively......         --             --
Series A Junior Participating Preferred Stock; $.01 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 1999 and December 31,
   1998, respectively................................................................         --             --
Common Stock; $.01 par value; 46,217,295 shares authorized; 8,418,200 and 8,625,000 shares issued and outstanding at March 31, 1999 and December 31, 1998,
   respectively......................................................................         84             86
Class A Common Stock; $.01 par value; 3,782,705 shares authorized; and no shares
   issued and outstanding at March 31, 1999 and December 31, 1998, respectively......         --             --
Additional paid-in-capital...........................................................    125,935        127,004
Accumulated other comprehensive earnings (loss)......................................       (249)            24
Cumulative dividends declared........................................................    (15,575)       (15,575)
Accumulated deficit..................................................................     (8,422)        (8,202)
            Total stockholders' equity...............................................    101,773        103,337
                                                                                        --------       --------
                                                                                        $440,460       $451,219
                                                                                        ========       ========

         See accompanying notes to consolidated financial statements.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE EARNINGS (LOSS)
                     (in thousands, except per share data)

                                                                  For the Three     For the Three
                                                                  Months Ended      Months Ended
                                                                 March 31, 1999    March 31, 1998
                                                                 --------------    --------------
INTEREST INCOME:
    Commercial Mortgage Assets..................................      $8,627            $5,038
    Cash equivalents and due from affiliates....................         240               736
                                                                      ------            ------
        Total interest income...................................       8,867             5,774

INTEREST EXPENSE:
    CMO borrowings..............................................       5,415                66
    Warehouse line and reverse repurchase agreements............         828             2,319
    Other borrowings............................................          47               331
                                                                      ------            ------
        Total interest expense..................................       6,290             2,716
                                                                      ------            ------

    Net interest income.........................................       2,577             3,058
        Provision for loan losses...............................          --                48
                                                                      ------            ------
    Net interest income after provision for loan losses.........       2,577             3,010

NON-INTEREST INCOME:
    Equity in net loss of Impac Commercial Capital Corporation..        (788)             (454)
    Rental and other income.....................................         249               109
                                                                      ------            ------
        Total non-interest income...............................        (539)             (345)

NON-INTEREST EXPENSE:
    Personnel expense...........................................         923                 4
    General and administrative and other expense................         591               102
    Professional services.......................................         423               136
    Occupancy expense...........................................         168                --
    Property expense............................................         153                84
    Management advisory fees....................................          --               162
                                                                      ------            ------
        Total non-interest expense..............................       2,258               488
                                                                      ------            ------

Net earnings (loss).............................................        (220)            2,177

Other comprehensive earnings (loss):
    Unrealized losses arising during period.....................        (273)             (430)
                                                                      ------            ------
    Comprehensive earnings (loss)...............................      $ (493)           $1,747
                                                                      ======            ======

Weighted average shares outstanding--basic......................       8,591             8,019
Weighted average shares outstanding--diluted....................       8,591             8,055

Net earnings (loss) per share--basic and diluted................      $(0.03)           $ 0.27
                                                                      ======            ======

         See accompanying notes to consolidated financial statements.

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                        For the Three    For the Three
                                                                                        Months Ended     Months Ended
                                                                                       March 31, 1999   March 31, 1998
                                                                                       --------------   --------------
Cash flows from operating activities:
   Net earnings (loss).................................................................    $  (220)        $   2,177
   Adjustments to reconcile net loss to net cash used in operating activities:
   Equity in net loss of Impac Commercial Capital Corporation..........................         --               454
   Decrease in minority interest in Impac Commercial Capital Corporation...............        788                --
   Provision for loan losses...........................................................         --                48
   Depreciation........................................................................        214                49
   Net change in accrued interest on receivables.......................................        176              (306)
   Net change in other assets and liabilities..........................................      1,657               205
   Net change in due from affiliates and due to affiliates.............................     (4,195)          (26,982)
                                                                                           -------         ---------
      Net cash used in operating activities............................................     (1,580)          (24,355)
                                                                                           -------         ---------

Cash flows from investing activities:
   Net change in Commercial Mortgages held-for-investment..............................      8,945             4,929
   Net change in finance receivables...................................................         --          (109,834)
   Net change in Commercial Mortgages held-for-sale....................................     (4,206)               --
   Net change in CMO collateral........................................................     (2,726)              237
   Principal reductions on investment securities available-for-sale, net of                    565               694
    amortization.......................................................................
   Principal reductions on residual interest in securitizations, net of accretion......       (200)             (266)
   Purchase of premises and equipment..................................................     (1,725)              (68)
   Net cash acquired through the consolidation of ICCC.................................        692                --
                                                                                           -------         ---------
      Net cash provided by (used in) investing activities..............................      1,345          (104,308)
                                                                                           -------         ---------

Cash flows from financing activities:
   Net change in warehouse line agreements.............................................     (3,593)          139,388
   Net change in reverse repurchase agreements.........................................       (199)             (394)
   Net change in CMO borrowings........................................................      1,170              (230)
   Repurchase of Common Stock..........................................................     (1,072)               --
   Dividends paid......................................................................         --            (3,047)
                                                                                           -------         ---------
      Net cash provided by (used in) financing activities..............................     (3,694)          135,717
                                                                                           -------         ---------

Net change in cash and cash equivalents................................................     (3,929)            7,054
Cash and cash equivalents at beginning of period.......................................     14,161            15,908
                                                                                           -------         ---------
Cash and cash equivalents at end of period.............................................    $10,232         $  22,962
                                                                                           =======         =========

Supplementary information:
   Interest paid.......................................................................    $ 7,003         $   1,684
Non-cash transactions:
   Increase in accumulated other comprehensive loss....................................    $  (273)        $    (430)
   Transfer of loans to other real estate owned........................................      2,000                --

         See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements

  Unless the context otherwise requires, references herein to the "Company" refer to Impac Commercial Holdings, Inc. (ICH) and its subsidiaries, Impac Commercial Assets Corp. (ICH Assets), IMH/ICH Dove Street, LLC (Dove) and Impac Commercial Capital Corporation (together with its wholly owned subsidiary, ICCC Secured Assets Corp., ICCC), collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from ICH Assets, Dove or ICCC.

  1. Basis of Financial Statement Presentation

  The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  The operations of ICH have been presented in the consolidated financial statements for the three months ended March 31, 1999 and 1998. The consolidated financial statements at March 31, 1999 include the financial results of ICH as a stand-alone entity, the financial results of ICCC as a result of the purchase of ICCC's outstanding common shares and the financial results of ICH Assets and Dove. However, the consolidated financial statements at March 31, 1998 include ICH's equity interest in net loss of ICCC, as ICCC was not a wholly-owned subsidiary of ICH at March 31, 1998.

  On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC representing 5% of the economic interest, making ICCC a wholly owned subsidiary of ICH. As a result of this purchase, ICH will file a consolidated tax return that includes activity of ICCC subsequent to the Purchase Date, and prepare consolidated financial statements for 1999. Prior to the Purchase Date, the Company was entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company recorded its investment in ICCC using the equity method. Under the equity method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH were deferred and amortized or accreted over the estimated life of the loans or securities. Subsequent to the Purchase Date, the effects of all intercompany transactions were eliminated.

  2. Organization

  ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc., and in June 1997, ICH changed its name to IMH Commercial Holdings, Inc. By a vote of stockholders on January 28, 1998, a name change to Impac Commercial Holdings, Inc. was approved. ICH is a specialty commercial property finance company, which has elected to be taxed at the corporate level as a real estate investment trust (REIT) for federal income tax purposes. This generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level provided that the Company distributes at least 95% of its taxable income to stockholders. Impac Mortgage Holdings, Inc. (IMH) capitalized ICH with $15.0 million in cash in March of 1997. In October 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,9l6 shares of Class A Common Stock at an average price of $4.375 for a total purchase price of $6.1 million. In addition, during the three months ended March 31, 1999, the Company repurchased in the open market 206,800 shares of its common stock outstanding at a weighted average price of $5.18 per share for a total purchase price of $1.1 million. At March 31, 1999 and December 31, 1998, the Company had 8,418,200 and 8,625,000 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding, respectively.

  3. Summary of Significant Accounting Policies

  Method of Accounting
  --------------------

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

  Reclassifications
  -----------------

  Certain amounts in the consolidated financial statements as of and for the three months ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

  New Accounting Statements
  -------------------------

  In October 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held-for-sale by a Mortgage Banking Enterprise" (SFAS 134). SFAS134 is an amendment to SFAS No. 65, which required that after the securitization of a mortgage loan held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed security as a trading security. SFAS 134 further amends SFAS No. 65 and requires that after the securitization of mortgage loans held-for-sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or to hold those investments. SFAS 134 conforms the subsequent accounting for securities retained after the securitization of mortgage loans by a mortgage banking enterprise with the subsequent accounting for securities retained after the securitization of other types of assets by non-mortgage banking enterprises. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS 134 did not have a material impact on the Company's financial position or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
  (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

  4. Net Earnings (Loss) per Share

  The following tables represent the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

                                                                                      For the Three                 For the Three
                                                                                      Months Ended                   Months Ended
                                                                                     March 31, 1999                 March 31, 1998
                                                                                     --------------                 --------------
Numerator:
  Numerator for basic earnings per share--
     Net earnings (loss)........................................................     $           (220)              $          2,177
                                                                                     ----------------               ----------------
Denominator:
  Denominator for basic earnings per share--
     Weighted average number of common shares outstanding
        during the period.......................................................                8,591                          8,019
     Net effect of dilutive stock options.......................................                   --                             36
                                                                                     ----------------               ----------------
  Denominator for diluted earnings per share....................................                8,591                          8,055
                                                                                     ================               ================
  Net earnings (loss) per share--basic..........................................     $          (0.03)              $           0.27
                                                                                     ================               ================
  Net earnings (loss) per share--diluted........................................     $          (0.03)              $           0.27
                                                                                     ================               ================


  At March 31, 1999, the Company had 390,214 options outstanding that were antidilutive.

  5. Investment in Impac Commercial Capital Corporation
  -----------------------------------------------------

  On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC representing 5% of the economic interest, making ICCC a wholly owned subsidiary of ICH. As a result of this purchase, ICH will file a consolidated tax return to include ICCC, subsequent to the Purchase Date, and prepare consolidated financial statements for 1999. Prior to the Purchase Date, the Company was entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company recorded its investment in ICCC using the equity method. Under the equity method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH were deferred and amortized or accreted over the estimated life of the loans or securities. Subsequent to the Purchase Date, the effects of all intercompany transactions were eliminated.

  6. Segment Reporting

  The Company's basis for its segments is to divide the entities into (a) the segments that derive income from long term assets and (b) the segment that derives income from the origination and sale of mortgage loans.

  The Company reviews and analyzes its business into two basic segments:

     . The Long-Term Investment Operations, conducted by ICH and ICH Assets, invests primarily in commercial mortgage loans and commercial mortgage-backed securities secured by or representing interests in such loans.

     . The Conduit Operations, conducted by ICCC, originates commercial mortgage loans.

  The following table breaks out ICH's segments as of and for the three months ended March 31, 1999 (in thousands):

                                                                     Long-Term
                                                                     Investment        Conduit      Eliminations
                                                                     Operations        Operations       (1)        Consolidated
                                                                     ----------        ----------   ------------   ------------
Balance Sheet Items:
--------------------
 Net loan receivables                                                $   384,102       $   49,059    $   (51,140)   $   382,021
 Total assets                                                            486,925           53,479        (99,944)       440,460
 Total stockholders' equity                                              148,379            2,554        (49,160)       101,773

Income Statement Items:
-----------------------
 Net interest income (expense)                                       $    2,663        $     (291)   $       205    $     2,577
 Net intersegment interest income (expense)                               1,122            (1,122)            --             --
 Equity in net loss in ICCC                                                (788)               --             --           (788)
 Net earnings (loss)                                                    (17,768)           18,358           (810)          (220)

The following table breaks out ICH's segments as of and for the three months ended March 31, 1998 (in thousands):

                                                                     Long-Term
                                                                     Investment        Conduit
                                                                     Operations        Operations (2)
                                                                     ----------        --------------
Balance Sheet Items:
--------------------
 Net loan receivables                                                $  266,812        $  231,720
 Total assets                                                           355,789           237,893
 Total stockholders' equity                                             104,989             3,925

Income Statement Items:
-----------------------
 Net interest income (expense)                                       $    3,058        $      (73)
 Net intersegment interest income (expense)                               2,714            (2,714)
 Equity in net loss in ICCC                                                (454)               --
 Net earnings (loss)                                                      2,177              (478)

_________________
(1)  Used to eliminate intercompany balances and intercompany operations.
(2) For the three months ended March 31, 1998 and as of March 31, 1998 the Conduit Operations is accounted for based on the equity method and is not consolidated. See Note 1. Basis of Financial Statement Presentation.

  7. Stockholders' Equity

  During the three months ended March 31, 1999, the Company repurchased 206,800 shares of its common stock outstanding at an average price of $5.18 for a total purchase price of $1.1 million. The Company has not declared any dividends for the first quarter of 1999.

  8. Subsequent Events

  On May 5, 1999, the Company executed a stock purchase agreement to issue to Fortress Partners L.P. ("Fortress") approximately $12.0 million of Series B Convertible Preferred Stock with a coupon of 8.5% paid quarterly in arrears. The preferred stock is initially convertible into 1,683,635 shares of the Common Stock of ICH, subject to adjustment under certain circumstances. The Common Stock issuable upon conversion of the Series B Preferred Stock will have registration rights. In addition, FIC Management Inc. ("FIC"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI") for the assignment of RAI's rights and interests in the Management Agreement with ICH. Furthermore, in connection with these transactions, the Submanagement Agreement among RAI, IMH and Impac Funding Corporation, IMH's conduit operations (IFC), was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC. The Right of First Refusal Agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Lastly, James Walsh, Timothy Busch, Stephan Peers and Thomas Poletti resigned as Directors of ICH and Wesley R. Edens, Robert I. Kauffman and Christopher Mahowald were appointed onto the Board of Directors. Joseph R. Tomkinson and Frank Filipps remain as Directors. The executive officers of ICH resigned as a group effective May 5, 1999 and Fortress and ICH anticipate that the new board will immediately appoint Mr. Edens as ICH's new Chief Executive Officer and other officers of Fortress as officers of ICH.

  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe" or "should" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include, but are not limited to increased costs and delays related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and dispositions of mortgage assets and yields available from time to time on such mortgage assets, interest rates and their affect on mortgages and MBS, including Commercial Mortgages and CMBS, changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments, the outcome of the current negotiations with Fortress and trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets.

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

  SIGNIFICANT TRANSACTIONS

  On September 25, 1998, the Company's Board of Directors authorized the Company to repurchase up to $5.0 million of the Company's common stock, $.01 par value, in open market purchases from time to time at the discretion of the Company's management; the timing and extent of the repurchases will depend on market conditions. The Company's repurchases were in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. During the three months ended March 31, 1999, the Company repurchased 206,800 shares of its common stock outstanding at a weighted average price of $5.18 per share for a total repurchase price of $1.1 million. The shares acquired were cancelled.

  On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC which represented 5% of the economic interest of ICCC. Subsequent to the Purchase Date, ICCC became a wholly owned subsidiary of ICH and will file, subsequent to the Purchase Date, a consolidated tax return and consolidated financial statements.

  On May 5, 1999, the Company executed a stock purchase agreement to issue to Fortress Partners L.P. ("Fortress") approximately $12.0 million of Series B Convertible Preferred Stock with a coupon of 8.5% paid quarterly in arrears. The preferred stock is initially convertible into 1,683,635 shares of the Common Stock of ICH, subject to adjustment under certain circumstances. The Common Stock issuable upon conversion of the Series B Preferred Stock will have registration rights. In addition, FIC Management Inc. ("FIC"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI") for the assignment of RAI's rights and interests in the Management Agreement with ICH. Furthermore, in connection with these transactions, the Submanagement Agreement among RAI, IMH and Impac Funding Corporation, IMH's conduit operations (IFC), was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC. The Right of First Refusal Agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Lastly, James Walsh, Timothy Busch, Stephan Peers and Thomas Poletti resigned as Directors of ICH and Wesley R. Edens, Robert I. Kauffman and Christopher Mahowald were appointed onto the Board of Directors. Joseph R. Tomkinson and Frank Filipps remain as Directors. The executive officers of ICH resigned as a group effective May 5, 1999 and Fortress and ICH anticipate that the new board will immediately appoint Mr. Edens as ICH's new Chief Executive Officer and other officers of Fortress as officers of ICH.

  During the first quarter of 1999, ICH was notified by its two investment banks that provided up to $600.0 million of financing (of which $200.0 million was uncommitted), that these warehouse line agreements would not be renewed upon their expiration dates of February 1999 and May 1999.

  BUSINESS OPERATIONS

  Long-Term Investment Operations:

  During the three months ended March 31, 1999, the Long-Term Investment Operations, conducted by ICH, acquired no Commercial Mortgages from ICCC as compared to $2.3 million of Commercial Mortgages acquired from ICCC during the three months ended March 31, 1998. As of March 31, 1999, the Long-Term Investment Operations portfolio of mortgage loans consisted of $321.4 million of mortgage loans held as collateral for Collateralized Mortgage Obligations ("CMOs"), $49.1 million of Commercial Mortgages held-for-sale and $13.6 million of Commercial Mortgages held-for-investment, of which approximately 88% were fixed rate mortgages and 12% were adjustable rate mortgages. The weighted average coupon of the Long-Term Investment Operations portfolio of Commercial Mortgages was 8.08% at March 31, 1999. In addition, the Long-Term Investment Operations had investment securities available-for sale of $16.3 million and residual interest in securitizations of $9.0 million at March 31, 1999.

  Conduit Operations:

  The Conduit Operations, conducted by ICCC, supports the Long-Term Investment Operations of the Company by supplying ICH with Commercial Mortgages for its long-term investment portfolio. Acting as the mortgage conduit for the Company, ICCC operates three divisions: the ConduitExpress Division, the CommercialExpress Division and the CondoSelect Division. The ConduitExpress Division originated no loans during the first three months of 1999 as compared to $72.9 million during 1998. The CommercialExpress Division originated $5.6 million in loans during the first three months of 1999 as compared to $48.6 million during 1998. The CondoSelect Division originated no loans during the first three months of 1999 and no loans during the same period in 1998. The decrease in originations in the ConduitExpress and CommercialExpress Divisions was primarily the result of the global liquidity crisis that occurred during the latter part of 1998 and ICCC's lack of a viable profitable exit strategy for its commercial mortgage loans. Without sufficient liquidity to accumulate enough commercial mortgage loans to effectuate a securitization, ICCC was forced to sell all its commercial mortgage loan originations on a whole loan service released basis. The sale of commercial mortgage loans on a whole loan basis is an inefficient method of selling loans in light of the liquidity crisis and without consistent industry underwriting guidelines. In order to sell loans on a more profitable basis, ICCC was forced to tighten credit standards and increase interest rates. The result was a decrease in overall production throughout the fourth quarter of 1998 and the first quarter of 1999. In addition, ICCC was notified by its warehouse lenders that its warehouse lines would not be renewed upon expiration. Without a warehouse line to fund future production, ICCC pursued a strategic partner to table fund its new originations. The lack of future warehouse lines further inhibited ICCC's ability to originate commercial mortgage loans during the first quarter of 1999. In March 1999, ICCC made a decision to reduce its operations to a core group of key officers and employees until such time as the Company enters into a strategic alliance to originate commercial mortgage loans. ICCC's servicing portfolio decreased by 78% to $62.7 million as of March 31, 1999 as compared to $283.8 million as of March 31, 1998. As of March 31, 1999, there were no delinquent Commercial Mortgages in ICCC's servicing portfolio.

  RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
  THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

  Net Earnings (Loss)

  The Company recorded a net loss of $220,000, or $0.03 basic and diluted loss per common share, for the first quarter of 1999 as compared to net earnings of $2.2 million, or $0.27 basic and diluted earnings per common share, for the first quarter of 1998. The net loss for the first quarter of 1999 was primarily the result of a net loss in the Equity in net loss of ICCC of $788,000 that reflects a charge for the accumulated losses attributable to ICCC's minority interest and the retention of personnel in excess of current production needs while ICCC searched for a strategic alliance to fund future originations. During March 1999, ICCC decided to reduce its staffing by 67% to 16 full time equivalents until such time as ICCC successfully negotiates a commercial mortgage loan purchase agreement with a strategic partner. ICCC originated $5.6 million of commercial mortgage loans during the first quarter of 1999 as compared to $124.9 million for the same period in 1998.

  Book Value per Share. During the first quarter of 1999, the Company repurchased in the open market 206,800 shares of the Company's common stock outstanding. This repurchase of common shares, partially offset by the loss during the first quarter of 1999, resulted in the Company's book value increasing to $12.09 per share at March 31, 1999, as compared to $11.98 at December 31, 1998. Total shares outstanding at March 31, 1999 and December 31, 1998 were 8,418,200 and 8,625,000, respectively.

  Net Interest Income

  Net interest income decreased 16% to $2.6 million during the first quarter of 1999 as compared to $3.1 million during the first quarter of 1998. Interest income is primarily interest on the CMO collateral, finance receivables, Commercial Mortgages held-for-investment, Commercial Mortgages held-for-sale, investment securities held-for-investment and residual interest in securitization held-for-trading (collectively, "Commercial Mortgage Assets") and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily borrowings on Commercial Mortgage Assets and includes interest expense on due to affiliates. The decrease in net interest income was primarily the result of higher borrowing costs associated with the issuance of the Company's first commercial mortgage backed CMO.
  While the CMO borrowing costs were higher than traditional warehouse borrowings, they are deemed to be permanent financing for the investment in these loans. The net interest spread on Commercial Mortgage Assets decreased to 0.87% during the first quarter of 1999 as compared to 2.82% during the first quarter of 1998. The decrease in net interest spread on Commercial Mortgage Assets was primarily due to a decrease in CMO collateral yields as compared to finance receivables and an increased borrowing cost associated with the issuance of fixed rate CMO borrowings as compared to variable rate short term warehouse borrowings.

The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the three months ended March 31, 1999 and 1998 and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):

                                                            For the Three Months                       For the Three Months
                                                            Ended March 31, 1999                       Ended March 31, 1998
                                                     -----------------------------------       ------------------------------------
                                                      Average                  Weighted          Average                  Weighted
                                                      Balance     Interest     Avg Yield         Balance     Interest     Avg Yield
                                                     -----------------------------------       ------------------------------------
      COMMERCIAL MORTGAGE ASSETS
      --------------------------
Investment and residual securities                   $   25,722    $    953      14.82 %       $   29,223    $  1,120       15.33 %
Loan receivables:
   Commercial Mortgages held-for-investment              17,137         385       8.99             60,092       1,322        8.80
   Commercial Mortgages held-for-sale                    47,534         936       7.88                 --          --          --
   CMO collateral                                       326,402       6,353       7.79              4,164          70        6.72
   Finance receivables                                       --          --         --            119,775       2,526        8.44
                                                     ----------------------                    ----------------------
      Total Loan Receivables                            391,073       7,674       7.85            184,031       3,918        8.52
                                                     ----------------------                    ----------------------
        Total Commercial Mortgage Assets             $  416,795    $  8,627       8.28 %       $  213,254    $  5,038        9.45
                                                     ======================                    ======================

        BORROWINGS
        ----------
Warehouse line agreements                            $   48,606    $    754       6.20 %       $  130,512    $  2,177        6.67 %
CMO borrowings                                          283,651       5,415       7.64              4,001          66        6.60
Reverse repurchase agreements                             4,768          74       6.21              9,385         142        6.05
                                                     ----------------------                    ----------------------
        Total Borrowings                             $  337,025    $  6,243       7.41           $  143,898  $  2,385        6.63
                                                     ======================                    ======================

     Net Interest Spread                                                          0.87 %                                     2.82 %
     Net Interest Margin                                                          2.29 %                                     4.98 %

Interest income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment decreased to $385,000 during the first quarter of 1999 as compared to $1.3 million during the first quarter of 1998 as average Commercial Mortgages held-for-investment decreased to $17.1 million as compared to $60.1 million, respectively. The decrease in average Commercial Mortgages held-for-investment was the result of the Long-Term Investment Operations issuing its first CMO securitization of commercial mortgage loans in August of 1998. The weighted-average yield on Commercial Mortgages held-for-investment increased to 8.99% during the first quarter of 1999 as compared to 8.80% during the same period of 1998. The increase in the weighted-average yield during the first quarter of 1999 was due to the acquisition of higher yielding ConduitExpress loans during the last six months as compared to the first quarter of 1998.

Interest income on finance receivables was eliminated during the first quarter of 1999 as a result of the consolidation of ICCC's financial statements and the elimination of the warehouse agreement between ICCC and ICH in the consolidated financial statements. For the first quarter of 1999, ICCC's mortgage loans held-for-sale appear as a single line item on the consolidated financial statements of ICH. In previous periods' presentation, mortgage loans held-for-sale appear as Finance Receivables on ICH's balance sheet. For comparative purposes, the average loans held-for-sale decreased to $47.5 million during the first quarter of 1999 as compared to $119.8 million of Finance Receivables during the first quarter of 1998. The decrease in outstanding balances was attributable to the decrease in commercial mortgage originations during the first quarter of 1999 as compared to the same period in 1998.

Interest income on CMO collateral increased to $6.4 million during the first quarter of 1999 as compared to $70,000 during the first quarter of 1998 as average CMO collateral increased to $326.4 million as compared to $4.2 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $298.0 million, which were collateralized by $328.2 million in Commercial Mortgages, between March 31, 1998 and March 31, 1999. The weighted-average yield on CMO collateral was 7.79% during the first quarter of 1999.

Interest income on investment securities available-for-sale decreased to $1.0 million during the first quarter of 1999 as compared to $1.1 million during the first quarter of 1998 as average investment securities available-for-sale, exclusive of securities valuation allowance, decreased to $25.7 million as compared to $29.2 million, respectively. The weighted-average yield on investment securities available-for-sale decreased to 14.8% during the first quarter of 1999 as compared to 15.3% during the first quarter of 1998.

Interest expense on borrowings: Interest expense on warehouse lines used to fund finance receivables for the three months ended March 31, 1999 or mortgage loans held-for-sale for the three months ended March 31, 1999 by ICCC decreased to $754,000 during the first quarter of 1999 as compared to $2.2 million during the first quarter of 1998. The average balance of warehouse lines decreased to $48.6 million during the first quarter of 1999 as compared to $130.5 million during the first quarter of 1998. The decrease in warehouse line borrowings was a direct result of the decreased originations at ICCC. The weighted-average yield of warehouse lines decreased to 6.2% during the first quarter of 1999 as compared to 6.7% during the first quarter of 1998.

Interest expense on CMO borrowings increased to $5.4 million during the first quarter of 1999 as compared to $66,000 during the first quarter of 1998 as average borrowings on CMO collateral increased to $283.7 million as compared to $4.0 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $298.0 million during the period between March 31, 1998 and March 31, 1999. The weighted-average yield of CMO borrowings was 7.6% during the first quarter of 1999.

The Company also uses CMBSs as collateral to borrow under reverse repurchase agreements to fund the purchase of CMBSs and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased to $74,000 during the first quarter of 1999 as compared to $142,000 during the first quarter of 1998. The average balance on these reverse repurchase agreements decreased to $4.8 million during the first quarter of 1999 as compared to $9.4 million during the first quarter of 1998. The weighted-average yield of these reverse repurchase agreements was 6.2% during the first quarter of 1999 as compared to 6.1% during the first quarter of 1998.

Earnings from ICCC

Equity in net loss of ICCC for the first quarter of 1999 was $788,000 as compared to equity in net loss of $454,000 for the first quarter of 1998. The equity in net loss of ICCC for the first quarter of 1999 represents a $788,000 charge related to the accumulated losses attributable to ICCC's minority interest upon acquisition of the outstanding common shares of ICCC. For the three months ended March 31, 1998, the equity in net loss of ICCC represents ICH's 95% economic interest in the earnings and losses of ICCC through its ownership of all the outstanding non-voting preferred stock of ICCC.

Total non-interest expense increased to $2.3 million for the quarter ended March 31, 1999 as compared to $488,000 for the same period in the previous year. Non-interest expense increased as a result of the consolidation of ICCC's operating expenses for the three months ended March 31, 1999 as compared to the same period in 1998 when ICCC's operations were accounted for under the equity method and appear in the Equity in net loss of ICCC. See
Note 1. Basis of Financial Statement Presentation.

Management advisory fees decreased to none during the first quarter of 1999 as compared to $162,000 for the same period of 1998. The decrease in fees was attributable to a $17.9 million bad debt charge that ICH will recognize for tax purposes as a result of the acquisition of the outstanding common stock of ICCC. The bad debt charge resulted in the Company having a significant taxable loss during the first quarter of 1999. Management advisory fees are only paid when the Company has excess taxable income over a certain benchmark.

Credit Exposures

The Company recorded no provision for loan losses during the first quarter of 1999 as compared to $48,000 during the first quarter of 1998. At March 31, 1999 and December 31, 1998, the Company's allowance for loan losses expressed as a percentage of Commercial Mortgages held-for-investment, CMO collateral and Finance Receivables (collectively "Gross Loan Receivables") was 0.55% and 0.54%, respectively. The loan delinquency rate expressed as a percentage of Gross Loan Receivables which were 30 or more days past due was 2.00% at March 31, 1999 as compared to 1.14% at December 31, 1998 and 0.83% at September 30, 1998. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. In addition, ICCC maintains an allowance for repurchases of $347,000 as of March 31, 1999. The allowance for repurchases is based upon a percentage of total loan sales, which totaled $172.3 million as of March 31, 1999. Management expects to maintain ICCC's allowance for repurchases, expressed as a percentage of loans sold in future periods.

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

Long-Term Investment Operations: ICH entered into committed warehouse line agreements with two investment banks, one of which expires in May 1999 and one which expired in February 1999. Both provide up to an aggregate of $600.0 million (of which $200.0 million is uncommitted) to finance the Company's operations as needed. In the first quarter of 1999, the Company was notified by both of its warehouse lenders that they were not going to renew their warehouse facilities with the Company upon expiration. As a result of these notifications the Company is currently negotiating a new $50.0 million credit facility with another investment bank that would allow the Company to fund its commercial mortgage originations and provide for the subsequent purchase from the warehouse line once a month by the warehouse lender. Terms of the agreement would allow the Company to participate in any upside profitability upon securitization. However, there are no assurances that the Company will be successful in its efforts to obtain this agreement or that the Company would realize any profit participations upon securitization. Without any new warehouse line agreements, the Company has no credit facility to fund its mortgage loans after May 8, 1999. Any new originations after May 8, 1999 would have to be brokered or table funded with another lender until such time as the Company was successful in obtaining another credit facility. As of March 31, 1999, the amount outstanding on the warehouse line was $41.9 million. ICH has also entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the borrowings are based on the one-month LIBOR plus a margin depending on the type of collateral. As of March 31, 1999, amounts outstanding on the reverse repurchase agreements were $4.7 million.

The Long-Term Investment Operations uses CMO borrowings to finance Commercial Mortgages as a means of eliminating certain risks associated with warehouse line and reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At March 31, 1999, the Long-Term Investment Operations had $286.2 million of CMO borrowings used to finance $321.4 million of CMO collateral.

During the fourth quarter of 1998, the credit agreement with IMH whereby ICH advanced to IMH up to a maximum amount of $15.0 million for general working capital needs was cancelled in response to the global liquidity crisis that occurred during the latter part of 1998. Currently, ICH does not intend to renew this agreement.

In addition, during the first quarter of 1999, ICH's revolving credit arrangement with a commercial bank, whereby ICH could borrow up to a maximum amount of $10.0 million for general working capital needs, expired. At the time of expiration, the Company had no amounts outstanding under the agreement.

Conduit Operations: On March 31, 1999, the Company repurchased all of the outstanding common shares of ICCC making it a wholly-owned subsidiary of ICH. As a result of this transaction, the ICCC warehouse line with ICH which provides up to an aggregate of $900.0 million to finance ICCC's originations, is eliminated through the consolidation of the financial statements of ICH and ICCC. See Note 1. Basis of Financial Statement Presentation.

Cash Flows

Operating Activities During the first quarter of 1999, net cash used in operating activities was $1.6 million. Net cash used in operating activities was primarily the result of the increase of due from affiliates balances.

Investing Activities During the first three months of 1999, net cash provided by investing activities was $1.3 million. Net cash provided by investing activities was primarily the result of paydowns on the mortgage loans held-for-investment partially offset by increase in ICCC mortgage loans held-for-sale due to originations during the period.

Financing Activities During the first three months of 1999, net cash used in financing activities was $3.7 million. Net cash used in financing activities was primarily the result of an increase in warehouse line borrowings used to finance ICCC's loan originations in the period.

Inflation

The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrower's ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and consequently the value of its portfolio of Mortgage Assets.


Year 2000 Compliance

Project Status
--------------

The Company's Year 2000 project was approximately 85% completed as of the end of April 1999. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

The Company also has its own in-house IT department that is currently assisting the outside vendor. The Company's primary IT systems include loan servicing, which is contracted to an outside vendor, loan tracking, and accounting and reporting. The Company has information and the published plan in regards to Year 2000 compliance from the loan servicing systems' outside vendor. The loan tracking system and the accounting and reporting system are currently Year 2000 compliant. The Company's non-IT systems include its file servers, network systems, workstations and communication systems. Testing on all other in-house hardware has been completed as of March 31, 1999.

The Year 2000 project is divided into two primary phases, as follows: (1) define scope of project and identify all IT and non-IT systems, and (2) test existing systems and implement new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The Company's executive committee which includes the CEO and Chairman, President, and Chief Financial Officer reviews the progress of the Company's Year 2000 project through monthly status reports from the Company's IT manager.

Phase I -- Define Scope of Project

This phase primarily included the inventorying of Year 2000 items, contacting outside vendors, including reviewing contractual terms and conditions, reviewing internal software for compliance and determining costs to complete the project. Phase I of the project also included the testing and implementation or upgrade of non-IT systems. Phase I of the project has been completed.

Phase II -- Testing of Systems

This phase of the Year 2000 project can be divided into four separate processes, as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

Compliance Questionnaires and Hardware Certification Information. As of April 30, 1999, these portions of Phase II were completed.

Software/Data Testing. As of April 30, 1999, this portion of Phase II was approximately 80% complete. The tasks within this process include analyzing the list of software being used, testing all software programs, testing all data from incoming sources, testing all outgoing data processes and reporting. The Company expects that this process will be completed by June 30, 1999.

Hardware Testing. As of April 30, 1999, this portion of Phase II has been completed. The Company has completed all testing and is compliant with all internal Year 2000 hardware issues.

Costs
-----

The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $350,000. As of April 30, 1999, the Company had paid approximately $135,000 to the outside vendors for the completed work on these projects. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program codes on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware is anticipated to be minimal.

Risks
-----

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

Contingency Plans
-----------------

The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. As previously stated, acceptance testing and sign-off has begun with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or that the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition


Transactions with Related Parties

On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC representing 5% of the economic interest, making ICCC a wholly owned subsidiary of ICH. All of the outstanding common shares of ICCC were purchased from Joseph R. Tomkinson, Chairman and Chief Executive Officer of ICH, William S. Ashmore, President of ICH, Richard J. Johnson, Executive Vice President and Chief Financial Officer of ICH, and William Endresen, President of ICCC. The common shares were purchased for a total price of $4. As a result of this purchase, ICH will file a consolidated tax return to include ICCC, subsequent to the Purchase Date, and prepare consolidated financial statements for 1999. Prior to the Purchase Date, the Company was entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company recorded its investment in ICCC using the equity method. Under the equity method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH were deferred and amortized or accreted over the estimated life of the loans or securities. Subsequent to the Purchase Date, the effects of all intercompany transactions were eliminated.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securitizations/Sales Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain on sale. During the three months ended March 31, 1999 and March 31, 1998 the Company realized a hedge gain of $1.4 million and a hedge loss of $2.5 million, respectively.

Interest-Only Strips. The Company had interest-only strips of $9.9 million and $10.6 million outstanding at March 31, 1999 and December 31, 1998, respectively. These instruments are carried at market value at March 31, 1999 and December 31, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     21. Subsidiaries
     27. Financial Data Schedule

(b)  Reports on Form 8-K:  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPAC COMMERCIAL HOLDINGS, INC.



By:  /s/ Richard J. Johnson
    ------------------------
Richard J. Johnson
Executive Vice President
and Chief Financial Officer

Date: May 6, 1999