Form 10-Q
period 1999-06-30
IMPAC COMMERCIAL HOLDINGS INC
filed 1999-08-16
CIK 1036615

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                   WHICH REGISTERED
        ---------------------------------     -------------------------------
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

 On August 11, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45.0 million, based on the closing sales price of the Common Stock on the American Stock Exchange. For purposes of the calculation only, in addition to affiliated companies, all directors and executive officers of the registrant have been deemed affiliates. The number of shares of Common Stock outstanding as of August 11, 1999 was 8,418,200.


                 Documents incorporated by reference: None



                      IMPAC COMMERCIAL HOLDINGS, INC.

                      1999 FORM 10-Q QUARTERLY REPORT

                             TABLE OF CONTENTS



                       PART I. FINANCIAL INFORMATION

                                                                      PAGE #

  Item 1.   CONSOLIDATED FINANCIAL STATEMENTS - IMPAC COMMERCIAL
            HOLDINGS, INC.

            Consolidated Balance Sheets, June 30, 1999 and
              December 31, 1998 .......................................  3

            Consolidated Statements of Operations and
              Comprehensive Earnings, For the Three Months
              and Six Months Ended June 30, 1999 and 1998 .............  4

            Consolidated Statements of Cash Flows, For
              the Six Months Ended June 30, 1999 and 1998 .............  5

            Notes to Consolidated Financial Statements ................  6

  Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................... 12

  Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK .............................................. 22


                         PART II. OTHER INFORMATION

  Item 1.   LEGAL PROCEEDINGS ......................................... 22

  Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ................. 22

  Item 3.   DEFAULTS UPON SENIOR SECURITIES ........................... 22

  Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....... 23

  Item 5.   OTHER INFORMATION ......................................... 23

  Item 6.   EXHIBITS AND REPORTS ON FORM 8-K .......................... 23

            SIGNATURES ................................................ 24



                       PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                       IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands, except share data)

                                                               JUNE 30, 1999      DECEMBER 31, 1998
                                                              -----------------   -------------------
                ASSETS
Cash and cash equivalents                                     $        21,814     $          14,161
Investment securities available-for-sale                               16,481                17,154
Residual interest in securitizations, held-for-trading                  8,833                 8,790
Loan receivables:
     CMO collateral                                                   317,347               326,559
     Commercial Mortgages held-for-sale                                29,797                    --
     Commercial Mortgages held-for-investment                           7,951                24,569
     Finance receivables                                                   --                40,972
     Allowance for loan losses                                         (1,427)               (2,110)
                                                              -----------------   -------------------
          Net loan receivables                                        353,66 8              389,990
Premises and equipment, net                                            11,620                 9,146
Investment in Impac Commercial Capital Corporation                         --               (15,016)
Accrued interest receivable                                             2,588                 2,627
Other real estate owned                                                 1,342                    --
Due from affiliates                                                       101                22,131
Other assets                                                            1,526                 2,236
                                                              -----------------   -------------------
          Total assets                                        $       417,973     $         451,219
                                                              =================   ===================

       LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings                                                $       277,834     $         285,021
Warehouse line and reverse repurchase agreements                       18,005                50,523
Due to affiliates                                                       5,110                11,170
Other liabilities                                                       2,029                 1,168
                                                              -----------------   -------------------
          Total liabilities                                           302,978               347,882
STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 9,000,000 shares
   authorized; no shares issued or outstanding at
   June 30, 1999 and December 31, 1998, respectively                      --                    --
Series A Junior Participating Preferred Stock;
   $.01 par value; 1,000,000 shares Authorized; no
   shares issued or outstanding as of June 30, 1999
   and December 31, 1998, respectively                                    --                    --
Series B Junior Participating Preferred Stock;
   $.01 par value; 479,999 shares Authorized;
   479,999 and no shares issued or outstanding as of
   June 30, 1999 and December 31, 1998, respectively                       5                   --
Common Stock; $.01 par value; 46,217,295 shares
   authorized; 8,418,200 and 8,625,000 shares issued
   and outstanding at June 30, 1999 and December 31,
   1998, respectively                                                     84                    86
Class A Common Stock; $.01 par value; 3,782,705
   shares authorized; and no shares issued and
   outstanding at June 30, 1999 and December 31,
   1998, respectively                                                     --                    --
Additional paid-in-capital                                            137,521               127,004
Accumulated other comprehensive earnings                                  682                    24
Cumulative dividends declared                                         (15,733)              (15,575)
Accumulated deficit                                                    (7,564)               (8,202)
                                                              -----------------   -------------------
          Total stockholders' equity                                  114,995               103,337
                                                              -----------------   -------------------
                                                              $       417,973     $         451,219
                                                              =================   ===================

                 See accompanying notes to consolidated financial statements.



                                 IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                             AND COMPREHENSIVE EARNINGS
                                       (in thousands, except per share data)

                                                                    FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                    ENDED JUNE 30, 1999              ENDED JUNE 30, 1999
                                                               -------------------------------  ------------------------------
                                                                     1999            1998            1999            1998
                                                               ---------------  --------------  -------------   --------------
INTEREST INCOME:
    Commercial Mortgage Assets                                 $       7,974    $      7,811    $     16,601    $     12,849
    Cash equivalents and due from affiliates                             169             893             409           1,629
                                                               ---------------  --------------  -------------   --------------
        Total interest income                                          8,143           8,704          17,010          14,478

INTEREST EXPENSE:
    CMO borrowings                                                     5,125              69          10,540             135
    Warehouse line and reverse repurchase agreements                     332           4,716           1,159           7,035
    Other borrowings                                                     238             280             286             611
                                                               ---------------  --------------  -------------   --------------
        Total interest expense                                         5,695           5,065          11,985           7,781
                                                               ---------------  --------------  -------------   --------------
    Net interest income                                                2,448           3,639           5,025           6,697
        Provision for loan losses                                         --              69             --              118
        Provision for repurchases                                         47              --              47              --
                                                               ---------------  --------------  -------------   --------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES
        AND REPURCHASES                                                2,401           3,570           4,978           6,579

NON-INTEREST INCOME:
    Equity in net loss of Impac
         Commercial Capital Corporation                                   --            (423)            --             (876)
    Rental and other income                                              761             318            222              426
                                                               ---------------  --------------  -------------   --------------
        TOTAL NON-INTEREST INCOME                                        761            (105)           222             (450)

NON-INTEREST EXPENSE:
    Write-down of investment securities                                  500              --             500              --
    Professional services                                                482             145             897             281
    General and administrative and other expense                         470             430           1,068             620
    Personnel expense                                                    397              --           1,320              --
    Occupancy expense                                                    215              --             383              --
    Property expense                                                     240              --             394              --
    Management advisory fees                                              --             217              --             379
                                                               ---------------  --------------  -------------   --------------
        TOTAL NON-INTEREST EXPENSE                                     2,304             792           4,562           1,280
                                                               ---------------  --------------  -------------   --------------

    NET EARNINGS                                                         858           2,673             638           4,849
    Less: Cash dividends on Series B Junior
        Participating Preferred Stock                                    159              --             159              --
                                                               ---------------  --------------  -------------   --------------
    Net earnings available to common stockholders                        699           2,673             479           4,849

Other comprehensive earnings:
    Unrealized gains (losses) arising during period                      930             196             658            (234)
                                                               ---------------  --------------  -------------   --------------
    Comprehensive earnings                                     $       1,629    $      2,869    $      1,137    $      4,615
                                                               ===============  ==============  =============   ==============

    Net earnings per share--basic and diluted                   $        0.08    $       0.33    $       0.06    $       0.60
                                                               ===============  ==============  =============   ==============
    Weighted average shares outstanding - basic                        8,418            8,111           8,503           8,066
    Weighted average shares outstanding - diluted                      8,418            8,122           8,503           8,089

                See accompanying notes to consolidated financial statements.




                           IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (in thousands)

                                                                        FOR THE SIX       FOR THE SIX
                                                                       MONTHS ENDED      MONTHS ENDED
                                                                       JUNE 30, 1999     JUNE 30, 1998
                                                                       -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                        $       638        $      4,849
   Adjustments to reconcile net earnings to net cash used in
   operating activities:
     Equity in net loss of Impac Commercial Capital Corporation                 --                876
     Decrease in minority interest in Impac Commercial Capital
       Corporation                                                             788                 --
     Provision for loan losses / repurchases                                    47                118
     Depreciation                                                              450                201
     Net change in accrued interest on receivables                             312                591
     Net change in other assets and liabilities                              2,121             (5,095)
     Net change in due from affiliates and due to affiliates                 5,753            (14,430)

     Net change in Commercial Mortgages held-for-sale                       15,057                 --
                                                                       -------------      ------------
        Net cash provided by (used in) operating activities               25  ,166             (12,890)
                                                                       -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in Commercial Mortgages held-for-investment                   14,593           (304,551)
   Net change in finance receivables                                            --             24,042
   Net change in CMO collateral                                              1,024             (6,764)
   Principal reductions on investment securities
     available-for-sale, net of amortization                                 1,331              1,224
   Principal reductions on residual interest in securitizations,
     net of accretion                                                          (43)              (386)
   Purchase of premises and equipment                                       (2,014)              (457)
   Net cash acquired through the consolidation of ICCC                         692                 --
                                                                       -------------      -------------
        Net cash provided by (used in) investing activities                 15,583           (286,892)
                                                                       -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in warehouse line and reverse repurchase agreements          (36,428)           268,148
   Net change in CMO borrowings                                             (7,188)             6,550
   Issuance of preferred stock                                              11,592                 --
   Is uance of common stock                                                     --             28,388
   Repurchase of common stock                                               (1,072)                --
   Dividends paid                                                               --             (6,255)
                                                                       -------------      -------------
        Net cash provided by (used in) financing activities                (33,096)           296,831
                                                                       -------------      -------------
Net change in cash and cash equivalents                                      7,653             (2,951)
Cash and cash equivalents at beginning of period                            14,161             15,908
                                                                       -------------      -------------
Cash and cash equivalents at end of period                             $    21,814        $    12,957
                                                                       =============      =============
SUPPLEMENTARY INFORMATION:
   Interest paid                                                       $    12,157        $     6,976

NON-CASH TRANSACTIONS:
   Increase (decrease) in accumulated other comprehensive earnings     $       658        $      (234)
   Transfer of loans to other real estate owned                              1,342                 --
   Dividend declared and unpaid                                                159              3,609



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

     1. BASIS OF FINANCIAL STATEMENT PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The operations of ICH have been presented in the consolidated financial statements for the three months and six-months ended June 30, 1999 and 1998. The consolidated financial statements at June 30, 1999 include the financial results of ICH as a stand-alone entity, the financial results of ICCC as a result of the purchase of ICCC's outstanding common shares and the financial results of ICH Assets and Dove. However, the consolidated financial statements at June 30, 1998 include ICH's equity interest in net loss of ICCC, as ICCC was not a wholly-owned subsidiary of ICH at June 30, 1998.

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

     2. ORGANIZATION

     ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc., and in June 1997, ICH changed its name to IMH Commercial Holdings, Inc. By a vote of stockholders on January 28, 1998, a name change to Impac Commercial Holdings, Inc. was approved. ICH is a specialty commercial property finance company, which has elected to be taxed at the corporate level as a real estate investment trust (REIT) for federal income tax purposes. This generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level provided that the Company distributes at least 95% of its taxable income to stockholders. Impac Mortgage Holdings, Inc. (IMH) capitalized ICH with $15.0 million in cash in March of 1997. In October 1998, the Company repurchased from IMH 937,084 shares of Common Stock and 456,9l6 shares of Class A Common Stock at an average price of $4.375 for a total purchase price of $6.1 million. During the six months ended June 30, 1999, the Company repurchased, in the open market, 206,800 shares of its common stock outstanding, at a weighted average price of $5.18 per share, for a total purchase price of $1.1 million. At June 30, 1999 and December 31, 1998, the Company had 8,418,200 and 8,625,000 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding, respectively.

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

     Reclassifications

     Certain amounts in the consolidated financial statements as of and for the three and six months ended June 30, 1998 have been reclassified to conform to the 1999 presentation.

     New Accounting Statements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS 137, which allows deferral of SFAS 133 for all fiscal quarters of fiscal years beginning after July 15, 2000. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

     4. NET EARNINGS PER SHARE

     The following tables represent the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

                                                                            FOR THE THREE        FOR THE THREE
                                                                             MONTHS ENDED         MONTHS ENDED
                                                                            JUNE 30, 1999        JUNE 30, 1998
                                                                          -------------------  -------------------
     NUMERATOR:
          Numerator for basic earnings per share--
             Net earnings                                                  $            858     $           2,673
             Less:  Dividends paid to preferred stockholders                           (159)                   --
                                                                          ===================  ===================
               Net earnings available to common stockholders               $            699     $           2,673
                                                                          ===================  ===================
     DENOMINATOR:
          Denominator for basic earnings per share--
             Weighted average number of common shares outstanding
                   during the period                                                  8,418                 8,111
             Net effect of dilutive stock options                                         --                    11
                                                                          -------------------  -------------------

               Weighted average common and common equivalent shares                   8,418                 8,122
                                                                          ===================  ===================

        Net earnings per share--basic                                      $           0.08     $            0.33
                                                                          ===================  ===================
        Net earnings per share--diluted                                    $           0.08     $            0.33
                                                                          ===================  ===================


     For the three months ended June 30, 1999, the Company had 1,078,579 weighted average shares of Series B Participating Preferred Stock that were antidilutive.

                                                                               FOR THE SIX          FOR THE SIX
                                                                               MONTHS ENDED         MONTHS ENDED
                                                                              JUNE 30, 1999        JUNE 30, 1998
                                                                            -------------------  -------------------
     NUMERATOR:
          Numerator for basic earnings per share--
             Net earnings                                                    $            638     $           4,849
             Less:  Dividends paid to preferred stockholders                             (159)                   --
                                                                            ===================  ===================
               Net earnings available to common stockholders                 $            479     $           4,849
                                                                            ===================  ===================
     DENOMINATOR:
          Denominator for basic earnings per share--
             Weighted average number of common shares outstanding
                   during the period                                                     8,503                8,066
             Net effect of dilutive stock options                                            --                   23
                                                                            -------------------  -------------------
               Weighted average common and common equivalent shares                      8,503                8,089
                                                                            ===================  ===================
        Net earnings per share--basic                                        $            0.06    $            0.60
                                                                            ===================  ===================
        Net earnings per share--diluted                                      $            0.06    $            0.60
                                                                            ===================  ===================


     For the six months ended June 30, 1999, the Company had 547,849 weighted average shares of Series B Participating Preferred Stock that were antidilutive.

     5. INVESTMENT IN IMPAC COMMERCIAL CAPITAL CORPORATION

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

     6. SEGMENT REPORTING

     The Company's basis for segment reporting is to divide the entities into (a) segments that derive income from long-term assets and (b) segments that derive income from the origination and sale of mortgage loans.

     The Company reviews and analyzes its business into two basic segments:

     o The Long-Term Investment Operations, conducted by ICH and ICH Assets, invests primarily in commercial mortgage loans and commercial mortgage-backed securities secured by or representing interests in such loans.

     o The Conduit Operations, conducted by ICCC, originates commercial mortgage loans.


     The following table breaks out ICH's segments as of and for the three months ended June 30, 1999 (in thousands):

                                                          LONG-TERM
                                                          INVESTMENT      CONDUIT     ELIMINATIONS
                                                          OPERATIONS    OPERATIONS       (1)          CONSOLIDATED
                                                         -------------- ------------ --------------   ------------
     BALANCE SHEET ITEMS:
         Net loan receivables                            $ 357,878      $   29,797   $    (34,007)     $353,668
         Total assets                                         468,632       31,824        (82,483)      417,973
         Total stockholders' equity                           161,723        1,748        (48,476)      114,995

     STATEMENT OF OPERATIONS ITEMS:
         Net interest income (expense)                   $      2,382   $       (6)  $         72  $      2,448
         Net intersegment interest income (expense)               577         (577)            --            --
         Net earnings (loss)                                    1,636         (806)            28           858


     The following table breaks out ICH's segments as of and for the three months ended June 30, 1998 (in thousands):

                                                          LONG-TERM
                                                         INVESTMENT        CONDUIT
                                                         OPERATIONS    OPERATIONS (2)
                                                        -------------- ----------------
     BALANCE SHEET ITEMS:
         Net loan receivables                           $    449,347   $       79,696
         Total assets                                        522,081           92,214
         Total stockholders' equity                          129,429            3,480

     STATEMENT OF OPERATIONS ITEMS:
         Net interest income (expense)                  $      3,639   $         (264)
         Net intersegment interest income (expense)            3,163           (3,163)
         Equity in net loss in ICCC                             (423)               --
         Net earnings (loss)                                   2,673             (445)


     The following table breaks out ICH's segments as of and for the six months ended June 30, 1999 (in thousands):

                                                                        LONG-TERM
                                                         INVESTMENT      CONDUIT     LIMINATIONS
                                                         OPERATIONS    OPERATIONS   E    (1)      CONSOLIDATED
                                                        -------------- ------------ ----------------------------
     BALANCE SHEET ITEMS:
         Net loan receivables                               $357,878   $   29,797   $    (34,007)     $353,668
         Total assets                                        468,632       31,824       (82,483 )      417,973
         Total stockholders' equity                          161,723         1,748       (48,476)      114,995

     STATEMENT OF OPERATIONS ITEMS:
         Net interest income (expense)                  $      5,045   $     (297)  $       27 7  $     5,02 5
         Net intersegment interest income (expense)            1,421       (1,421)            --            --
         Net earnings (loss)                                 (16,132)      17,552           (782)          638


     The following table breaks out ICH's segments as of and for the six months ended June 30, 1998 (in thousands):

                                                            LONG-TERM
                                                            INVESTMENT        CONDUIT
                                                            OPERATIONS    OPERATIONS (2)
                                                           -------------- ----------------
     BALANCE SHEET ITEMS:
         Net loan receivables                              $    449,347   $       79,696
         Total assets                                           522,081           92,214
         Total stockholders' equity                             129,429            3,480

     STATEMENT OF OPERATIONS ITEMS::
         Net interest income (expense)                     $      6,697   $         (337)
         Net intersegment interest income (expense)               5,689           (5,689)
         Equity in net loss in ICCC                                (876)               --
         Net earnings (loss)                                      4,849             (923)

 --------------
(1)      Used to eliminate intercompany balances and intercompany operations.
(2)      For the three and six months ended June 30, 1998 and as of June
         30, 1998 the Conduit Operations is accounted for based on the equity method and is not consolidated. See Note 1. Basis of Financial Statement Presentation.


     7. ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses were as follows:

                                            FOR THE SIX MONTHS
                                                   ENDED
                                               JUNE 30, 1999
                                            --------------------

      Balance, beginning of period          $             2,110
      Provision for loan losses                              --
      Charge-offs                                           683
                                            --------------------
                                            ====================
      Balance, end of period                $             1,427
                                            ====================


     8. STOCKHOLDERS' EQUITY

     During the six months ended June 30, 1999, the Company repurchased 206,800 shares of its common stock outstanding at an average price of $5.18 for a total purchase price of $1.1 million.

      On May 5, 1999, the Company executed a stock purchase agreement to issue to Fortress Partners L.P. ("Fortress") approximately $12.0 million of Series B Convertible Preferred Stock (the "Series B Preferred Stock") with a coupon of 8.5% paid quarterly in arrears. The preferred stock is initially convertible into 1,683,635 shares of the Common Stock of ICH, subject to adjustment under certain circumstances. The Common Stock issuable upon conversion of the Series B Preferred Stock will have registration rights. In connection with the issuance of preferred stock, the Company recorded issuance costs of $597,000. At June 30, 1999, the Company accrued $159,000 in preferred stock dividends.


     9. SUBSEQUENT EVENTS

     On July 2, 1999, the Board of Directors declared a second quarter 1999 cash dividend of $0.125 per common share. The dividend was payable on July 30, 1999 to stockholders of record at the close of business on July 15, 1999.

     Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger with AMRESCO Capital Trust ("AMCT"). Pursuant to this agreement, the Company will be merged with and into AMCT, with AMCT as the surviving entity (the "Merger"), and each outstanding share of common stock of the Company will be converted into 0.66094 of a common share of AMCT. Also pursuant to this agreement, Fortress as the holder of the outstanding shares of Series B e Preferred Stoche will convert all of such shares into 1,683,635 shares of common stock of the Company or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of the Series B Preferred Stock will be converted into 1,112,782 common shares of AMCT. The Merger will be accounted for under the purchase method of accounting. After the Merger, AMCT will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to customary conditions including approval by the shareholders of the Company and AMCT. The Merger is more fully described in Part II, Item 5.


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

     Certain information contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe" or "should" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include, but are not limited to increased costs and delays related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and dispositions of mortgage assets and yields available from time to time on such Mortgage Assets, interest rates and their effect on mortgages and mortgage-backed securities ("MBSs"), including Commercial Mortgages and mortgage-backed securities on commercial properties ("CMBSs"), changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments, the outcome of the current negotiations with Fortress and trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets.

     GENERAL

     ICH was incorporated in the state of Maryland on February 3, 1997. ICH was formed to seek opportunities in the commercial mortgage market. Commercial Mortgage Assets include mortgage loans on condominium-conversions and mortgage loans on commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls, hotels and motels, nursing homes, hospitals, multifamily, congregate care facilities and senior living centers (collectively, "Commercial Mortgages"). The Company operates the Long-Term Investment Operations which invests primarily in mortgage loans and MBSs. To date, the Long-Term Investment Operations has invested primarily in Commercial Mortgages and CMBSs. The Company also engages in the Conduit Operations, ICCC, which originates, purchases and sells or securitizes Commercial Mortgages. ICCC operates three divisions: the ConduitExpress Division, the CommercialExpress Division, and the CondoSelect Division.

     SIGNIFICANT TRANSACTIONS

     On May 5, 1999, the Company executed a stock purchase agreement to issue to Fortress Partners L.P. ("Fortress") approximately $12.0 million of Series B Convertible Preferred Stock with a coupon of 8.5% paid quarterly in arrears. The preferred stock is initially convertible into 1,683,635 shares of the Common Stock of ICH, subject to adjustment under certain circumstances. The Common Stock issuable upon conversion of the Series B Preferred Stock will have registration rights. In addition, FIC Management Inc. ("FIC"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI") for the assignment of RAI's rights and interests in the Management Agreement with ICH. Furthermore, in connection with these transactions, the Submanagement Agreement among RAI, IMH and Impac Funding Corporation ("IFC"), IMH's conduit operations, was terminated and a new submanagement agreement was entered into among FIC, IMH and IFC. The Right of First Refusal Agreement among RAI, ICH, ICCC, IMH and IFC was terminated. Also, James Walsh, Timothy Busch, Stephan Peers and Thomas Poletti resigned as Directors of ICH and Wesley R. Edens, Robert I. Kauffman and Christopher Mahowald were appointed onto the Board of Directors. Joseph R. Tomkinson and Frank Filipps remain as Directors. Effective May 5, 1999, the executive officers of ICH then serving resigned as a group, and Mr. Edens, Mr. Kauffman, Randal
     A. Nardone and Erik P. Nygaard were appointed as ICH's new Chairman of the Board and Chief Executive Officer, President, Chief Operating Officer and Secretary, and Chief Information Officer and Treasurer, respectively.

     During the first quarter of 1999, ICH was notified by its two investment banks that provided up to $600.0 million of financing (of which $200.0 million was uncommitted), that these warehouse line agreements would not be renewed upon their expiration dates of February 1999 and May 1999.

     On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC, which represented 5% of the economic interest of ICCC. Subsequent to the Purchase Date, ICCC became a wholly-owned subsidiary of ICH and will file, a consolidated tax return and consolidated financial statements.

     Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger with AMRESCO Capital Trust ("AMCT"). Pursuant to this agreement, the Company will be merged with and into AMCT, with AMCT as the surviving entity (the "Merger"), and each outstanding share of common stock of the Company will be converted into 0.66094 of a common share of AMCT. Also pursuant to this agreement, Fortress as the holder of the outstanding shares of Series B Preferred Stock will convert all of such shares into 1,683,635 shares of common stock of the Company or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of the Series B Preferred Stock will be converted into 1,112,782 common shares of AMCT. The Merger will be accounted for under the purchase method of accounting. After the Merger, AMCT will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to customary conditions including approval by the shareholders of the Company and AMCT. The Merger is more fully described in Part II, Item
     5. ed


     BUSINESS OPERATIONS

     LONG-TERM INVESTMENT OPERATIONS:

     During the six months ended June 30, 1999, the Long-Term Investment Operations conducted by ICH did not acquire any Commercial Mortgages from ICCC as compared to $325.6 million of Commercial Mortgages acquired from ICCC during the six months ended June 30, 1998. As of June 30, 1999, the Long-Term Investment Operations portfolio of mortgage loans consisted of $317.3 million of mortgage loans held as collateral for Collateralized Mortgage Obligations ("CMOs"), $29.8 million of Commercial Mortgages held-for-sale and $8.0 million of Commercial Mortgages held-for-investment, of which approximately 89% were fixed rate mortgages and 11% were adjustable rate mortgages. The weighted average coupon of the Long-Term Investment Operations portfolio of Commercial Mortgages was 8.06% at June 30, 1999. In addition, the Long-Term Investment Operations had investment securities available-for-sale of $16.5 million and residual interest in securitizations of $8.8 million at June 30, 1999.

     CONDUIT OPERATIONS:

     The Conduit Operations, conducted by ICCC, supports the Long-Term Investment Operations of the Company by supplying ICH with Commercial Mortgages for its long-term investment portfolio. Acting as the mortgage conduit for the Company, ICCC operates three divisions: the ConduitExpress Division, the CommercialExpress Division and the CondoSelect Division. The ConduitExpress Division originated no loans during the first six months of 1999 as compared to $181.9 million during 1998. The CommercialExpress Division originated $5.6 million in loans during the first six months of 1999 as compared to $106.3 million during 1998. The CondoSelect Division originated no loans during the first six months ended June 30, 1999 as compared to $12.7 million during the first six months of 1998. The decrease in originations in the ConduitExpress and CommercialExpress Divisions was primarily the result of the global liquidity crisis that occurred during the latter part of 1998, and ICCC's lack of a viable profitable exit strategy for its commercial mortgage loans. Without sufficient liquidity to accumulate enough commercial mortgage loans to effectuate a securitization, ICCC was forced to sell all its commercial mortgage loan originations on a whole loan service released basis. The sale of commercial mortgage loans on a whole loan basis is an inefficient method of selling loans in light of the liquidity crisis and without consistent industry underwriting guidelines. In order to sell loans on a more profitable basis, ICCC was forced to increase pricing spreads over a decreasing US 10 year Treasury rate . The result was a decrease in overall production throughout the fourth quarter of 1998 and during the first six months of 1999. In addition, ICCC was notified by its warehouse lenders that its warehouse lines would not be renewed upon expiration. In March of 1999, due to the decrease in loan production, ICCC reduced its operations to a core group of key officers and employees. As of June 30, 1999, ICCC employed 15 as compared to 80 as of June 30, 1998. ICCC's servicing portfolio decreased by 91% to $40.3 million as of June 30, 1999 as compared to $452.8 million as of June 30, 1998. As of June 30, 1999, there was one delinquent Commercial Mortgage for $136,000 that was 60 days past due in ICCC's servicing portfolio.


     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
     THREE MONTHS ENDED JUNE 30, 1999 AS COMPARED TO THREE MONTHS
     ENDED JUNE 30, 1998

     NET EARNINGS

     The Company recorded net earnings available to common stockholders of $699,000, or $0.08 basic and diluted earnings per common share, for the three months ended June 30, 1999 as compared to net earnings of $2.7 million, or $0.33 basic and diluted earnings per common share, for the three months ended June 30, 1998. The decrease in net earnings for the three months ended June 30, 1999 was primarily the result of a decrease in net interest income and an increase in non-interest expense.

     NET INTEREST INCOME

     Net interest income decreased 33% to $2.4 million during the three months ended June 30, 1999 as compared to $3.6 million during the three months ended June 30, 1998. Interest income is primarily interest on the CMO collateral, finance receivables, Commercial Mortgages held-for-investment, Commercial Mortgages held-for-sale, investment securities held-for-investment and residual interest in securitization held-for-trading (collectively, "Commercial Mortgage Assets") and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily borrowings on Commercial Mortgage Assets and includes interest expense on due to affiliates. The decrease in net interest income was primarily the result of higher borrowing costs associated with the issuance of the Company's first commercial mortgage backed CMO. While the CMO borrowing costs were higher than traditional warehouse borrowings, they are deemed to be permanent financing for the investment in these loans. The net interest spread on Commercial Mortgage Assets decreased to 2.60% during the three months ended June 30, 1999 as compared to 3.48% during the three months ended June 30, 1998. The decrease in net interest spread on Commercial Mortgage Assets was primarily due to a decrease in CMO collateral yields as compared to finance receivables and increased borrowing costs associated with the issuance of fixed-rate CMO borrowings as compared to variable-rate short-term warehouse borrowings.

     The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the three months ended June 30, 1999 and 1998 and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):

                                                            FOR THE THREE MONTHS                 FOR THE THREE MONTHS
                                                            ENDED JUNE 30, 1999                   ENDED JUNE 30, 1998
                                                     -----------------------------------  ------------------------------------
                                                      AVERAGE                WEIGHTED       AVERAGE                WEIGHTED
                                                      BALANCE    INTEREST   AVG YIELD       BALANCE    INTEREST   AVG YIELD
                                                     -----------------------------------  ------------------------------------
               COMMERCIAL MORTGAGE ASSETS
     Investment and residual securities              $   25,240  $     940     14.90 %      $   28,945 $   1,050     14.51 %
     LOAN RECEIVABLES:
        Commercial Mortgages held-for-investment         10,799        232      8.60           164,546     3,441      8.36
        Commercial Mortgages held-for-sale               31,798        629      7.91                --        --        --
        CMO collateral                                  319,719      6,173      7.72             4,337       157     14.48
        Finance receivables                                  --         --        --           149,757     3,163      8.45
                                                     ----------------------               -----------------------
           Total Loan Receivables                       362,316      7,034      7.77           318,640     6,761      8.49
                                                     ======================               =======================
             TOTAL COMMERCIAL MORTGAGE ASSETS        $  387,556  $   7,974      8.23 %      $  347,585 $   7,811      8.99
                                                     ======================               =======================

                       BORROWINGS
     Warehouse line agreements                       $   16,752  $     261      6.23 %      $  273,158 $   4,597      6.73 %
     CMO borrowings                                     279,745      5,125      7.33             4,221        69      6.54
     Reverse repurchase agreements                        4,560         71      6.23             7,605       119      6.26
                                                     ======================               =======================
             TOTAL BORROWINGS                        $  301,057  $   5,457      7.25        $  284,984 $   4,785      6.72
                                                     ======================               =======================

          NET INTEREST SPREAD                                                   0.98 %                                2.27 %
          NET INTEREST MARGIN                                                   2.60 %                                3.48 %

     Interest income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment decreased to $232,000 during the three months ended June 30, 1999 as compared to $3.4 million during the three months ended June 30, 1998 as average Commercial Mortgages held-for-investment decreased to $10.8 million as compared to $164.5 million, respectively. The decrease in average Commercial Mortgages held-for-investment was the result of the Long-Term Investment Operations issuing its first CMO securitization of commercial mortgage loans in August of 1998. The weighted-average yield on Commercial Mortgages held-for-investment increased to 8.60% during the three months ended June 30, 1999 as compared to 8.36% for the three months ended June 30, 1998. The increase in the weighted-average yield during the three months ended June 30, 1999 was due to the reclass of lower yielding ConduitExpress loans to CMO collateral in August of 1998.

     Interest income on finance receivables was eliminated during the three months ended June 30, 1999 as a result of the consolidation of ICCC's financial statements and the elimination of the warehouse agreement between ICCC and ICH in the consolidated financial statements. For the three months ended June 30, 1999, ICCC's mortgage loans held-for-sale appear as a single line item on the consolidated financial statements of ICH. In previous periods' presentation, mortgage loans held-for-sale appear as finance receivables on ICH's balance sheet. For comparative purposes, the average loans held-for-sale decreased to $31.8 million during the three months ended June 30, 1999 as compared to $149.8 million of finance receivables for the three months ended June 30, 1998. The decrease in outstanding balances was attributable to the decrease in commercial mortgage originations during the three months ended June 30, 1999 as compared to the same period in 1998.

     Interest income on CMO collateral increased to $6.2 million during the three months ended June 30, 1999 as compared to $157,000 for the three months ended June 30, 1998 as average CMO collateral increased to $319.7 million as compared to $4.3 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $291.0 million, which were collateralized by $320.9 million in Commercial Mortgages, between June 30, 1998 and June 30, 1999. The weighted-average yield on CMO collateral was 7.72% during the three months ended June 30, 1999 as compared to 14.48% for the three months ended June 30, 1998.

     Interest income on investment securities available-for-sale decreased to $940,000 during the three months ended June 30, 1999 as compared to $1.1 million for the three months ended June 30, 1998 as average investment securities available-for-sale, exclusive of securities valuation allowance, decreased to $25.2 million as compared to $28.9 million, respectively. The weighted-average yield on investment securities available-for-sale increased to 14.90% during the three months ended June 30, 1999 as compared to 14.51% for the three months ended June 30, 1998.

     Interest expense on borrowings: Interest expense on warehouse lines used to fund finance receivables or mortgage loans held-for-sale decreased to $261,000 during the three month ended June 30, 1999 as compared to $4.6 million for the three months ended June 30, 1998. The average balance of warehouse lines decreased to $16.8 million during the three months ended June 30, 1999 as compared to $273.2 million for the three months ended June 30, 1998. The decrease in warehouse line borrowings was a direct result of decreased originations at ICCC. The weighted-average yield of warehouse lines decreased to 6.23% during the three months ended June 30, 1999 as compared to 6.73% for the three months ended June 30, 1998.

     Interest expense on CMO borrowings increased to $5.1 million during the three months ended June 30, 1999 as compared to $69,000 for the three months ended June 30, 1998 as average borrowings on CMO collateral increased to $279.7 million as compared to $4.2 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $291.0 million during the period between June 30, 1998 and June 30, 1999. The weighted-average yield of CMO borrowings was 7.33% during the three months ended June 30, 1999 as compared to 6.54% for the three months ended June 30, 1998.

     The Company also uses CMBSs as collateral to borrow under reverse repurchase agreements to fund the purchase of CMBSs and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased to $71,000 during the three months ended June 30, 1999 as compared to $119,000 for the three months ended June 30, 1998. The average balance on these reverse repurchase agreements decreased to $4.6 million during the three months ended June 30, 1999 as compared to $7.6 million for the three months ended June 30, 1998. The weighted-average yield of these reverse repurchase agreements was 6.23% during the three months ended June 30, 1999 as compared to 6.26% during the three months ended June 30, 1998.

     Total non-interest expense increased to $2.3 million for the three months ended June 30, 1999 as compared to $792,000 for the same period in the previous year. Non-interest expense increased primarily as a result of the consolidation of ICCC's operating expenses for the three months ended June 30, 1999 as compared to the same period in 1998 when ICCC's operations were accounted for under the equity method and appear in the Equity in net loss of ICCC. See Note 1. Basis of Financial Statement Presentation.

     Management advisory fees decreased to none during the three months ended June 30, 1999 as compared to $217,000 for the same period of 1998. Management advisory fees are only paid when the Company has excess taxable income over a certain benchmark, which was not achieved during the quarter.

     CREDIT EXPOSURES

     The Company did not record a provision for loan loss during the three months ended June 30, 1999 as compared to $69,000 recorded during the second quarter of 1998. At June 30, 1999 and December 31, 1998, the Company's allowance for loan losses expressed as a percentage of Commercial Mortgages held-for-investment, CMO collateral and Finance Receivables (collectively "Gross Loan Receivables") was 0.40% and 0.54%, respectively. The loan delinquency rate expressed as a percentage of Gross Loan Receivables which were 30 or more days past due was 0.50% at June 30, 1999 as compared to 2.00% at March 31, 1998 and 1.14% at December 31, 1998. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. In addition, the Company recorded a provision for repurchases of $47,000 during the three months ended June 30, 1999 as compared to none during the second quarter of 1998. As a result, the Company's allowance for repurchases increased to $395,000 as of June 30, 1999. The allowance for repurchases is based upon a percentage of total loan sales, which totaled $192.7 million as of June 30, 1999. Management expects to maintain an allowance for repurchases, expressed as a percentage of loans sold in future periods.



     RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
     SIX MONTHS ENDED JUNE 30, 1999 AS COMPARED TO SIX MONTHS
     ENDED JUNE 30, 1998

     NET EARNINGS

     The Company recorded net earnings available to common stockholders of $479,000, or $0.06 basic and diluted earnings per common share, for the six months ended June 30, 1999 as compared to net earnings of $4.8 million, or $0.60 basic and diluted earnings per common share, for the six months ended June 30, 1998. The decrease in net earnings for the six months ended June 30, 1999 was primarily the result of decrease in net interest income and an increase in non-interest expense.

     NET INTEREST INCOME

     Net interest income decreased 25% to $5.0 million during the six months ended June 30, 1999 as compared to $6.7 million during the six months ended June 30, 1998. The decrease in net interest income was primarily the result of higher borrowing costs associated with the issuance of the Company's first commercial mortgage backed CMO. While the CMO borrowing costs were higher than traditional warehouse borrowings, they are deemed to be permanent financing for the investment in these loans. The net interest spread on Commercial Mortgage Assets decreased to 0.92% during the six months ended June 30, 1999 as compared to 2.48% for the six months ended June 30, 1998. The decrease in net interest spread on Commercial Mortgage Assets was primarily due to a decrease in CMO collateral yields as compared to finance receivables and increased borrowing costs associated with the issuance of fixed-rate CMO borrowings as compared to variable-rate short-term warehouse borrowings.

     The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the six months ended June 30, 1999 and 1998 and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):

                                                             FOR THE SIX MONTHS                   FOR THE SIX MONTHS
                                                            ENDED JUNE 30, 1999                   ENDED JUNE 30, 1998
                                                     -----------------------------------  ------------------------------------
                                                      AVERAGE                WEIGHTED       AVERAGE                WEIGHTED
                                                      BALANCE    INTEREST   AVG YIELD       BALANCE    INTEREST   AVG YIELD
                                                     -----------------------------------  ------------------------------------
               COMMERCIAL MORTGAGE ASSETS
     Investment and residual securities              $   25,480  $   1,892     14.85 %      $   29,083 $   2,171     14.93 %
     LOAN RECEIVABLES:
        Commercial Mortgages held-for-investment         13,950        617      8.85           112,608     4,763      8.46
        Commercial Mortgages held-for-sale               39,623      1,565      7.90                --        --        --
        CMO collateral                                  323,042     12,527      7.76             4,251       227     10.68
        Finance receivables                                  --         --        --           134,849     5,688      8.44
                                                     ----------------------               -----------------------
           Total Loan Receivables                       376,615     14,709      7.81           251,708    10,678      8.48
                                                     ======================               =======================
             TOTAL COMMERCIAL MORTGAGE ASSETS        $  402,095  $  16,601      8.26 %      $  280,791 $  12,849      9.15
                                                     ======================               =======================

                       BORROWINGS
     Warehouse line agreements                       $   32,591  $   1,015      6.23 %      $  202,229 $   6,775      6.70 %
     CMO borrowings                                     281,687     10,540      7.48             4,154       135      6.50
     Reverse repurchase agreements                        4,663        144      6.18             8,490       260      6.13
                                                     ======================               =======================
             TOTAL BORROWINGS                        $  318,941  $  11,699      7.34        $  214,874 $   7,170      6.67
                                                     ======================               =======================

          NET INTEREST SPREAD                                                   0.92 %                                2.48 %
          NET INTEREST MARGIN                                                   2.44 %                                4.05 %

     Interest income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment decreased to $617,000 during the six months ended June 30, 1999 as compared to $4.8 million during the six months ended June 30, 1998 as average Commercial Mortgages held-for-investment decreased to $14.0 million as compared to $112.6 million, respectively. The decrease in average Commercial Mortgages held-for-investment was the result of the Long-Term Investment Operations issuing its first CMO securitization of commercial mortgage loans in August of 1998. The weighted-average yield on Commercial Mortgages held-for-investment increased to 8.85% during the six months ended June 30, 1999 as compared to 8.46% during the same period of 1998. The increase in the weighted-average yield during the six months ended June 30, 1999 was due to the acquisition of higher yielding ConduitExpress loans.

     Interest income on finance receivables was eliminated during the six months ended June 30, 1999 as a result of the consolidation of ICCC's financial statements and the elimination of the warehouse agreement between ICCC and ICH in the consolidated financial statements. For the six months ended June 30, 1999, ICCC's mortgage loans held-for-sale appear as a single line item on the consolidated financial statements of ICH. In previous periods' presentation, mortgage loans held-for-sale appear as finance receivables on ICH's balance sheet. For comparative purposes, the average loans held-for-sale decreased to $39.6 million during the six months ended June 30, 1999 as compared to $134.8 million of finance receivables during the six months ended June 30, 1998. The decrease in outstanding balances was attributable to the decrease in commercial mortgage originations during the six months ended June 30, 1999 as compared to the same period in 1998.

     Interest income on CMO collateral increased to $12.5 million during the six months ended June 30, 1999 as compared to $227,000 during the six months ended June 30, 1998 as average CMO collateral increased to $323.0 million as compared to $4.3 million, respectively. Average CMO collateral increased as the Long-Term Investment Operations issued CMOs totaling $291.0 million, which were collateralized by $320.9 million in Commercial Mortgages, between June 30, 1998 and June 30, 1999. The weighted-average yield on CMO collateral was 7.76% during the six months ended June 30, 1999 as compared to 10.68% during the same period in 1998.

     Interest income on investment securities available-for-sale decreased to $1.9 million during the six months ended June 30, 1999 as compared to $2.2 million during the six months ended June 30, 1998 as average investment securities available-for-sale, exclusive of securities valuation allowance, decreased to $25.5 million as compared to $29.1 million, respectively. The weighted-average yield on investment securities available-for-sale decreased to 14.85% during the six months ended June 30, 1999 as compared to 14.93% during the six months ended June 30, 1998.

     Interest expense on borrowings: Interest expense on warehouse lines used to fund finance receivables or mortgage loans held-for-sale decreased to $1.0 million during the six months ended June 30, 1999 as compared to $6.8 million during the six months ended June 30, 1998. The average balance of warehouse lines decreased to $32.6 million during the six months ended June 30, 1999 as compared to $202.2 million during the six months ended June 30, 1998. The decrease in warehouse line borrowings was a direct result of the decreased originations at ICCC. The weighted-average yield of warehouse lines decreased to 6.23% during the six months ended June 30, 1999 as compared to 6.70% during the six months ended June 30, 1998.

     Interest expense on CMO borrowings increased to $10.5 million during the six months ended June 30, 1999 as compared to $135,000 during the six months ended June 30, 1998 as average borrowings on CMO collateral increased to $281.7 million as compared to $4.2 million, respectively. Average CMO borrowings increased as the Long-Term Investment Operations issued CMOs totaling $291.0 million during the period between June 30, 1998 and June 30, 1999. The weighted-average yield of CMO borrowings was 7.48% during the six months ended June 30, 1999 as compared to 6.50% during the same period in 1998.

     The Company also uses CMBSs as collateral to borrow under reverse repurchase agreements to fund the purchase of CMBSs and to act as an additional source of liquidity for the Company's operations. Interest expense on these reverse repurchase agreements decreased to $144,000 during the six months ended June 30, 1999 as compared to $260,000 during the six months ended June 30, 1998. The average balance on these reverse repurchase agreements decreased to $4.7 million during the six months ended June 30, 1999 as compared to $8.5 million during the six months ended June 30, 1998. The weighted-average yield of these reverse repurchase agreements was 6.18% during the six months ended June 30, 1999 as compared to 6.13% during the six months ended June 30, 1998.

     Total non-interest expense increased to $4.6 million for the six months ended June 30, 1999 as compared to $1.3 million for the same period in the previous year. Non-interest expense increased primarily as a result of the consolidation of ICCC's operating expenses for the three months ended June 30, 1999 as compared to the same period in 1998 when ICCC's operations were accounted for under the equity method and appear in the Equity in net loss of ICCC. See Note 1. Basis of Financial Statement Presentation.

     Management advisory fees decreased to none during the six months ended June 30, 1999 as compared to $379,000 for the same period of 1998. Management advisory fees are only paid when the Company has excess taxable income over a certain benchmark, which was not achieved during the six months ended June 30, 1999.

     CREDIT EXPOSURES

     The Company did not record a provision for loan loss during the six months ended June 30, 1999 as compared to $118,000 recorded during the six months ended June 30, 1998. In addition, recorded a provision for repurchases of $47,000 during the six months ended June 30, 1999 as compared to none during the same period in 1998.

     LIQUIDITY AND CAPITAL RESOURCES

     Overview. The Company's business operations are primarily funded from monthly interest and principal payments from its Commercial Mortgage and CMBS portfolios, warehouse line and reverse repurchase agreements secured by Commercial Mortgages and CMBS, CMO financing, proceeds from the sale of Commercial Mortgages, and proceeds from the issuance of common stock. The acquisition of Commercial Mortgages and CMBS by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, warehouse and reverse repurchase agreements, CMO financing, and proceeds from the sale of common stock. The acquisition of Commercial Mortgages by the Conduit Operations are funded from reverse repurchase agreements and the sale of Commercial Mortgages. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

     Long-Term Investment Operations: During 1999, the Company's warehouse lenders did not renew their warehouse facilities with the Company upon expiration in February and May of 1999. Without any new warehouse line agreements, the Company has no credit facility to fund its mortgage loans. Any future originations after would have to be brokered or table funded with another lender until such time as the Company was successful in obtaining another credit facility. In May 1999, the Company entered into a $13.5 million term loan agreement to refinance the remaining balance on the expired warehouse line. As of June 30, 1999, the amount outstanding under this agreement was $13.5 million. ICH has also entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the borrowings are based on the one-month LIBOR plus a margin depending on the type of collateral. As of June 30, 1999, amounts outstanding on the reverse repurchase agreements were $4.5 million.

     The Long-Term Investment Operations uses CMO borrowings to finance Commercial Mortgages as a means of eliminating certain risks associated with warehouse line and reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At June 30, 1999, the Long-Term Investment Operations had $277.8 million of CMO borrowings used to finance $317.3 million of CMO collateral.

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

     CASH FLOWS

     Operating Activities - During the six months ended June 30, 1999, net cash provided by operating activities was $25.2 million. Net cash operating activities was primarily the result of the sale of mortgage loans held-for-sale and the decrease of due from affiliates balances.

     Investing Activities - During the six months ended June 30, 1999, net cash provided by investing activities was $15.6 million. Net cash provided by investing activities was primarily the result of the sale of mortgage loans held-for-investment and paydowns on the mortgage loans held-for-investment partially offset by construction costs of Dove Street building.

     Financing Activities - During the six months ended June 30, 1999, net cash used in financing activities was $33.1 million. Net cash used in financing activities was primarily the result of a decrease in warehouse line borrowings and paydown on CMO borrowings offset by the issuance of preferred stock.

     INFLATION

     The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, interest rates have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrowers' ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and consequently the value of its portfolio of Mortgage Assets.


     YEAR 2000 COMPLIANCE

     PROJECT STATUS

     The Company's Year 2000 project was approximately 90% complete as of July 31, 1999. The Company contracted with an outside vendor to provide coordination, support, testing and implementation in regards to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

     The Company's in-house IT department has taken over the project from its outside vendors during the second quarter of 1999. The Company's primary IT systems include loan servicing, loan tracking, master servicing and accounting and reporting. The Company has obtained information and the published plan in regards of Year 2000 compliance from the loan servicing systems' outside vendor. The Company's IT department will continue to monitor our vendor's progress on Year 2000 compliance. The loan tracking system is currently in compliance with Year 2000. The master servicing system was tested and the Company believes that this system is Year 2000 compliant. The accounting and reporting system is currently Year 2000 compliant. The Company's non-IT systems include its file servers, network systems, workstations and communication systems are Year 2000 compliant. As of June 30, 1999, the upgrade of the Company's communication systems has been completed. Testing on all other in-house hardware has been completed as of June 30, 1999.

     The Year 2000 project is divided into two primary phases as follows:
     (1) define scope of project and identify all IT and non-IT systems, and (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submits monthly status reports to the Company's IT manager and communicates with the IT department on a daily basis. The progress of the Company's Year 2000 project is monitored by the Company's IT manager through monthly status reports and reviews.

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

     PHASE II - TESTING OF SYSTEMS

     This phase of the Year 2000 project can be divided into four separate processes as follows: (1) Compliance Questionnaires, (2) Hardware Certification Information, (3) Software/Data Testing, and (4) Hardware Testing.

     Compliance Questionnaires and Hardware Certification Information. As of July 31, 1999, these portions of Phase II were complete.

     Software/Data Testing. The remaining tasks within this process included analyzing a list of software being used, testing all software programs, testing all data from incoming sources, and testing all outgoing data processes and reporting. As of July 31, 1999, this portion of Phase II was completed.

     Hardware Testing. The Company has completed all testing and is compliant with all internal Year 2000 hardware issues.

     COSTS

     The total cost associated with required modifications or installations to become Year 2000 compliant is not expected to be material to the Company's financial condition. The estimated cost of the project is expected to be approximately $500,000, of which approximately $108,000 of the cost will be paid by ICH. The total estimate of the project includes the cost to upgrade the Company's communications system, which was $140,000. As of July 31, 1999, the Company had paid $273,000 to the outside vendor for completed work on the project. The majority of the Company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware has been purchased within the last two years, the cost of replacing hardware will be minimal.

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

     CONTINGENCY PLANS

     The Company believes its Year 2000 compliance process should enable it to be successful in modifying its computer systems to be Year 2000 compliant. Acceptance testing and sign-off is 90% complete with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software would not have a material adverse effect upon the Company's financial condition, results of operations, business or business prospects.


     ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Securitizations/Sales - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain on sale. During the six months ended June 30, 1999 and June 30, 1998 the Company realized a net hedge gain of $2.6 million and a net hedge gain of $628,000, respectively.

     Interest-Only Strips. The Company had interest-only strips of $10.0 million and $10.6 million outstanding at June 30, 1999 and December 31, 1998, respectively. These instruments are carried at market value at June 30, 1999 and December 31, 1998. The Company values these assets based on the present value of future cash flow streams net of expenses using various assumptions.

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

     ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     ITEM 5: OTHER INFORMATION

     The Company has entered into an Agreement and Plan of Merger, dated as of August 4, 1999 (the "Merger Agreement"), with AMRESCO Capital Trust ("AMCT"). Pursuant to the Merger Agreement, the Company will be merged with and into AMCT, with AMCT as the surviving entity (the "Merger"), and each outstanding share of common stock of the Company will be converted into 0.66094 of a common share of AMCT. Also, pursuant to the Merger Agreement, the holder of the outstanding shares of Series B e Preferred Stoche will convert all of such shares into 1,683,635 shares of common stock of the Company or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of the Series B Preferred Stock will be converted into 1,112,782 common shares of AMCT. The transactions contemplated by the Merger Agreement are subject to approval by the shareholders of the Company and AMCT.

     A copy of the Merger Agreement is attached as an exhibit to this Report.

     ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

     2.   Merger Agreement
     21.  Subsidiaries
     27.  Financial Data Schedule


     (b)  Reports on Form 8-K:

     (i) Current Report on Form 8-K/A, dated May 5, 1999, filed May 5, 1999, reporting on Items 5 and 7, relating to the amendment of the Registrant's Rights Agreement and Stock Repurchase Plan.

     (ii) Current Report on Form 8-K, dated May 5, 1999, filed May 20, 1999, reporting on Items 1, 5 and 7, relating to a stock purchase agreement to issue Fortress Partners, L.P. approximately $12.0 million of Series B Convertible Preferred Stock, announce the resignation of all current directors except for Messrs. Tomkinson and Filipps and the recommendation to elect Messrs. Edens, Kauffman and Mahowald Filipps to the Board of Directors and announce FIC's assumption of management responsibility for the Registrant.

    (iii) Current Report on Form 8-K, dated August 5, 1999, filed August 13, 1999, announcing the signing of the Agreement and Plan of Merger between the Company and AMRESCO Capital Trust described in
          Part II, Item 5.




                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPAC COMMERCIAL HOLDINGS, INC.



By:  /s/ Randal A. Nardone
Randal A. Nardone
Secretary
Date: August 16, 1999