Form 10-Q
period 1999-09-30
IMPAC COMMERCIAL HOLDINGS INC
filed 1999-11-15
CIK 1036615

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended September 30, 1999

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                            NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                  WHICH REGISTERED
           -------------------              ------------------------
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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 15, 1999, there were 8,418,200 shares of the issuer's common stock, $0.01 par value, outstanding.


                 Documents incorporated by reference: None






                      IMPAC COMMERCIAL HOLDINGS, INC.

                      1999 FORM 10-Q QUARTERLY REPORT

                             TABLE OF CONTENTS


                       PART I. FINANCIAL INFORMATION

                                                                       PAGE #
                                                                       ------
ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS - IMPAC COMMERCIAL
         HOLDINGS, INC.

         Consolidated Balance Sheets, September 30, 1999 and
         December 31, 1998................................................3

         Consolidated Statements of Operations and Comprehensive
         Loss, For the Three Months and Nine Months ended
         September 30, 1999 and 1998......................................4

         Consolidated Statements of Cash Flows, For the
         Nine Months Ended September 30, 1999 and 1998....................5

         Notes to Consolidated Financial Statements.......................6

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................13

                         PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS...............................................27

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................28

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.................................28

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............28

ITEM 5:  OTHER INFORMATION...............................................28

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K................................28

         SIGNATURES......................................................30




                       PART I. FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS


                   IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                1999              1998
                                                              -------------   -------------
                           ASSETS
Cash and cash equivalents...................................    $   40,381    $     14,161
Investment securities available-for-sale....................         7,014          17,154
Residual interest in securitizations, held-for-trading......         3,787           8,790
Loan receivables:
      CMO collateral........................................       314,637         326,559
      Commercial Mortgages held-for-sale, net...............         1,374              --
      Commercial Mortgages held-for-investment..............         4,374          24,569
      Finance receivables...................................            --          40,972
      Allowance for loan losses.............................        (1,427)         (2,110)
                                                              -------------   -------------
        Net loan receivables................................       318,958         389,990
Premises and equipment, net.................................        11,027           9,146
Investment in Impac Commercial Capital Corporation..........            --         (15,016)
Accrued interest receivable.................................         2,337           2,627
Other real estate owned.....................................         1,325              --
Due from affiliates.........................................            --          22,131
Other assets................................................         1,690           2,236
                                                              -------------   -------------
        Total assets........................................    $  386,519    $    451,219
                                                              =============   =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings..............................................    $  275,792    $    285,021
Warehouse line and reverse repurchase agreements............         4,244          50,523
Due to affiliates...........................................         5,106          11,170
Other liabilities...........................................         2,900           1,168
                                                              -------------   -------------
        Total liabilities...................................       288,042         347,882

STOCKHOLDERS' EQUITY:
Preferred Stock; $.01 par value; 9,000,000 shares
   authorized; no shares issued or outstanding at
   September 30, 1999 and December 31, 1998,
   respectively.............................................            --              --
Series A Junior Participating Preferred Stock; $.01 par
   value; 1,000,000 shares Authorized; no shares issued
   or outstanding as of September 30, 1999 and
   December 31, 1998, respectively..........................            --              --
Series B Cumulative Convertible Preferred Stock; $.01 par
   value; 479,999 shares Authorized; 479,999 issued and
   outstanding as of September 30, 1999 and none as of
   December 31, 1998........................................             5              --
Common Stock; $.01 par value; 46,217,295 shares
   authorized; 8,418,200 and 8,625,000 shares issued
   and outstanding at September 30, 1999 and
   December 31, 1998, respectively..........................            84              86
Additional paid-in-capital..................................       137,521         127,004
Accumulated other comprehensive earnings (Loss).............        (8,236)             24
Cumulative dividends declared...............................       (18,096)        (15,575)
Accumulated deficit.........................................       (12,801)         (8,202)
    Total stockholders' equity..............................        98,477         103,337
                                                              -------------   -------------
                                                              $    386,519    $    451,219
                                                              =============   =============

         See accompanying notes to consolidated financial statements.



               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                 (dollars in thousands, except per share data)

                                          FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                          ---------------------  ---------------------
                                              1999       1998       1999       1998
                                          ---------   ---------  ---------  ---------
INTEREST INCOME:
   Commercial Mortgage Assets.............$   6,878   $ 10,654   $ 23,480   $  23,503
   Cash equivalents and due from
     affiliates...........................      436        604        844       2,233
                                          ---------   ---------  ---------  ---------
    Total interest income.................    7,314     11,258     24,324      25,736

INTEREST EXPENSE:
   CMO borrowings.........................    5,202      2,124     15,742       2,259
   Warehouse line and reverse repurchase
     agreements...........................      102      4,826      1,261      11,861
   Other borrowings.......................      125          7        410         593
                                          ---------   ---------  ---------  ---------
    Total interest expense................    5,429      6,957     17,413      14,713
                                          ---------   ---------  ---------  ---------
   Net interest income....................    1,885      4,301      6,911      11,023
    Provision for loan losses.............       --      1,020         --       1,137
    Provision for repurchases.............       --         --         47          --
                                          ---------   ---------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES AND REPURCHASES...........    1,885      3,281      6,864       9,886

NON-INTEREST INCOME (LOSS):
   Equity in net loss of Impac Commercial
     Capital Corporation...................      --    (14,837)       --      (15,714)
   Gain on sale of loans..................      634         --        881          --
   Mark-to-Market gain (loss) on loans....     (202)        --       (202)         --
   Rental and other income................      447        594      1,210       1,021
                                          ---------   ---------  ---------  ---------

    TOTAL NON-INTEREST INCOME (LOSS)......      879    (14,243)     1,889     (14,693)

NON-INTEREST EXPENSE:
   Write-down of residual interest in
     securities...........................    5,043      1,085      5,543       1,085
   Professional services..................    1,241        254      2,138         535
   General and administrative and other
     expense..............................      336        718      2,193       1,363
   Personnel expense......................      426         --      1,746          --
   Occupancy expense......................      704         --      1,087          --
   Property expense.......................      252         --        646          --
   Management advisory fees...............       --        206         --         585
                                          ---------   ---------  ---------  ---------
    TOTAL NON-INTEREST EXPENSE............    8,002      2,263     13,353       3,568
                                          ---------   ---------  ---------  ---------

   NET LOSS...............................   (5,238)   (13,225)    (4,600)     (8,375)
   Less: Cash dividends on Series B
     Cumulative Convertible Preferred
     Stock................................     (255)        --       (414)         --
                                          ---------   ---------  ---------  ---------
   Net loss available to common
     stockholders.........................   (5,493)   (13,225)    (5,014)     (8,375)

Other comprehensive loss:
   Unrealized losses arising during
     period...............................   (8,918)      (536)    (8,260)       (770)
                                          ---------   ---------  ---------  ---------

   Comprehensive loss.....................$ (14,411)  $(13,761)  $(13,274)  $  (9,145)
                                          =========   =========  =========  =========

   Net loss per share--basic and
     diluted..............................$   (0.65)  $  (1.32)  $  (0.59)  $   (0.96)
                                          =========   =========  ========   =========

   Weighted average shares outstanding -
     basic................................    8,418     10,019      8,476       8,721
   Weighted average shares outstanding -
     diluted..............................    8,418     10,019      8,476       8,721

         See accompanying notes to consolidated financial statements.




                    IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (dollars in thousands)

                                                               FOR THE NINE          FOR THE NINE
                                                               MONTHS ENDED           MONTHS ENDED
                                                            SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                                            ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings.............................................  $    (4,600)            $   (8,375)
   Adjustments to reconcile net earnings to net cash
      used in operating activities:
      Equity in Net Loss of Impac Commercial Capital
        Corporation.........................................           --                 15,714
      Decrease in Minority Interest in Impac Commercial
        Capital Corporation.................................          788                     --
      Provision for Loan Losses / Repurchases.................         47                  1,137
      Depreciation............................................        615                    372
      Amortization of Investment Securities Discount..........        (88)                  (124)
      Accretion of Residual Interest in Securities............       (894)                (1,300)
      Writedown of Residual Interest in Securitzation.........      5,543                  1,085
      Net Change in Accrued Interest On Receivables...........        562                 (2,245)
      Net Change in Other Assets and Liabilities..............      1,676                    364
      Net Change in Due From Affiliates and Due to Affiliates.      5,849                (35,932)
      Net Change in Commercial Mortgages Held-for-sale........     43,480                     --
         Net Cash Provided by (Used In) Operating Activities       52,978                (29,304)
                                                              ------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Change in Commercial Mortgages Held-for-investment...       18,188                 36,896
   Net Change in Finance Receivables........................           --                (81,219)
   Net Change in Cmo Collateral.............................        3,734               (336,282)
   Principal Reductions On Investment Securities
     Available-for-sale.....................................        1,968                  1,900
   Principal Reductions On Residual Interest in
     Securitizations........................................          354                    919
   Purchase of Premises and Equipment.......................       (1,586)                (1,193)
   Net Cash Acquired Through the Consolidation of Iccc......          692                     --
                                                              ------------            -----------
    Net Cash Provided by (Used In) Investing Activities.....       23,350               (378,979)
                                                              ------------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Change in Warehouse Line and Reverse Repurchase
     Agreements.............................................      (50,188)                93,861
   Net Change in Cmo Borrowings.............................       (9,229)               280,665
   Net Change in Other Borrowings...........................           --                  6,502
   Issuance of Preferred Stock..............................       11,592                     --
   Issuance of Common Stock.................................           --                 28,387
   Repurchase of Common Stock...............................       (1,072)                    --
   Dividends Paid...........................................       (1,211)                (9,863)
                                                              ------------            -----------
      Net Cash Provided by (Used In) Financing Activities...      (50,108)               399,552
                                                              ------------            -----------

Net Change in Cash and Cash Equivalents.....................       26,220                 (8,731)
Cash and Cash Equivalents At Beginning of Period............       14,161                 15,908
                                                              ------------            -----------
Cash and Cash Equivalents At End of Period..................  $    40,381             $    7,177
                                                              ============            ===========

SUPPLEMENTARY INFORMATION:
   Interest paid............................................  $    17,580             $    12,755

NON-CASH TRANSACTIONS:
   Increase (Decrease) in Accumulated Other Comprehensive
     Earnings...............................................  $    (8,260)            $     (770)
   Transfer of Loans to Other Real Estate Owned.............        1,325                     --
   Transfer of Loans From Held for Investment to Held for
     Sale...................................................          754                     --
   Dividend Declared and Unpaid.............................        1,307                  4,509


         See accompanying notes to consolidated financial statements.




               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, references herein to the "Company" refer to Impac Commercial Holdings, Inc. ("ICH") and its subsidiaries, Impac Commercial Assets Corp. ("ICH Assets"), IMH/ICH Dove Street, LLC ("Dove") and Impac Commercial Capital Corporation (together with its wholly owned subsidiary, ICCC Secured Assets Corp., "ICCC"), collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from ICH Assets, Dove or ICCC.

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10- 01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

The operations of ICH have been presented in the consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998. The consolidated financial statements at September 30, 1999 include the financial results of ICH as a stand-alone entity, the financial results of ICCC as a result of the purchase by ICH of all of ICCC's outstanding common shares on March 31, 1999 and the financial results of ICH Assets and Dove. However, the consolidated financial statements at September 30, 1998 include ICH's equity interest in net loss of ICCC, as ICCC was not a wholly owned subsidiary of ICH at September 30, 1998.

On March 31, 1999, the ICH Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC representing 5% of the economic interest, making ICCC a wholly owned subsidiary of ICH. For further information regarding this transaction, see Note 5. Investment in Impac Commercial Capital Corporation.

2.  ORGANIZATION

ICH was incorporated in Maryland in February 1997 under the name Imperial Credit Commercial Holdings, Inc., and in June 1997, ICH changed its name to IMH Commercial Holdings, Inc. By a vote of stockholders on January 28, 1998, a name change to Impac Commercial Holdings, Inc. was approved. ICH is a specialty commercial property finance company, which has elected to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes. This generally allows the Company to pass through income to stockholders without payment of federal income tax at the corporate level provided that the Company distributes at least 95% of its taxable income to stockholders. Impac Mortgage Holdings, Inc. ("IMH") capitalized ICH with $15.0 million in cash in March of 1997. In October 1998, the Company repurchased from IMH 937,084 shares of its common stock, $0.01 par value (the "Common Stock") and 456,9l6 shares of its Class A Common Stock at an average price of $4.375 for a total purchase price of $6.1 million. During the nine months ended September 30, 1999, the Company repurchased, in the open market, 206,800 shares of its common stock outstanding, at a weighted average price of $5.18 per share, for a total purchase price of $1.1 million. At September 30, 1999 and December 31, 1998, the Company had 8,418,200 and 8,625,000 shares of Common Stock outstanding and no shares of Class A Common Stock outstanding, respectively.

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

Reclassifications

Certain amounts in the consolidated financial statements as of and for the three and nine months ended September 30, 1998 have been reclassified to conform to the 1999 presentation.

New Accounting Statements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 was amended by SFAS 137, which allows deferral of SFAS 133 until fiscal quarters of fiscal years beginning after July 15, 2000. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

4.  NET LOSS PER SHARE

The following tables represent the computation of basic and diluted loss per share for the periods presented (in thousands, except per share data):

                                                      FOR THE THREE      FOR THE THREE
                                                       MONTHS ENDED      MONTHS ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                                          1999               1998
                                                      --------------     --------------
NUMERATOR:
  Numerator for basic loss per share--
    Net loss.......................................... $    (5,238)       $   (13,225)
    Less:  Dividends paid to preferred stockholders...        (255)                --
                                                       ------------       ------------
      Net loss available to common stockholders....... $    (5,493)       $   (13,225)
                                                       ============       ============
DENOMINATOR:
  Denominator for basic loss per share--
    Weighted average number of common shares
      outstanding during the period...................       8,418             10,019
    Net effect of dilutive stock options..............          --                 --
                                                       ------------       ------------
      Weighted average common and common
        equivalent shares.............................       8,418             10,019
                                                       ============       ============
   Net loss per share--basic........................... $    (0.65)        $     (1.32)
                                                       ============       ============
   Net loss per share--diluted......................... $    (0.65)        $     (1.32)
                                                       ============       ============

For the three months ended September 30, 1999, the Company had 479,999 weighted average shares of Series B Cumulative Convertible Preferred Stock that were antidilutive.

                                                      FOR THE NINE         FOR THE NINE
                                                      MONTHS ENDED         MONTHS ENDED
                                                      SEPTEMBER 30,        SEPTEMBER 30,
                                                          1999               1998
                                                      -------------       ------------
NUMERATOR:
   Numerator for basic loss per share--
    Net loss..........................................$    (4,600)         $    (8,375)
    Less:  Dividends paid to preferred stockholders...       (414)                  --
                                                      ------------         ------------
      Net loss available to common stockholders.......$    (5,014)         $    (8,375)
                                                      ============         ============
DENOMINATOR:
   Denominator for basic loss per share--
   Weighted average number of common shares
     outstanding during the period....................      8,476                8,721
   Net effect of dilutive stock options...............         --                   --
                                                      ------------         ------------
      Weighted average common and common equivalent
        shares........................................      8,476                8,721
                                                      ============         ============
  Net loss per share--basic............................$    (0.59)         $     (0.96)
                                                      ============         ============
  Net loss per share--diluted..........................$    (0.59)         $     (0.96)
                                                      ============         ============


For the nine months ended September 30, 1999, the Company had 261,977 weighted average shares of Series B Cumulative Convertible Preferred Stock that were antidilutive.

5.  INVESTMENT IN IMPAC COMMERCIAL CAPITAL CORPORATION

On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC representing 5% of the economic interest, making ICCC a wholly owned subsidiary of ICH. This minority interest was purchased for $4 and was recorded in accordance with APB 16 at fair market value. The net assets of ICCC representing the 95% preferred stock economic interest were recorded at historical cost and the net assets of ICCC representing the 5% economic interest related to the common shares were recorded at fair value. As result of this purchase, ICCC is no longer treated, for federal income tax purposes, as a separate entity from ICH, and ICCC's items of income and expense are included on ICH's tax return. In addition, ICH will prepare consolidated financial statements for 1999 that include the operations of ICH. Prior to the Purchase Date, the Company was entitled to 95% of the earnings or losses of ICCC through its ownership of all of the non-voting preferred stock of ICCC. As such, the Company recorded its investment in ICCC using the equity method. Under the equity method, original investments were recorded at cost and adjusted by the Company's share of earnings or losses. Gain or loss on the sale of loans or securities by ICCC to ICH were deferred and amortized or accreted over the estimated life of the loans or securities. Subsequent to the Purchase Date, the effects of all intercompany transactions were eliminated.

6. INVESTMENT SECURITIES AVAILABLE FOR SALE AND RESIDUAL INTEREST IN SECURITIZATION HELD FOR TRADING

During the nine months ended September 30, 1999, the Company recorded a $8.3 million unrealized loss in comprehensive loss on the investment securities available for sale representing a decline in fair market value based on independent market value bids.

Also during the nine months ended September 30, 1999, the Company recorded a $5.5 million write down principally related to a loss on a residual interest in a securitization held for trading representing a decline in fair market value based on independent market value bids.

7.  SEGMENT REPORTING

The Company's basis for segment reporting is to divide the entities into
(a) segments that derive income from long-term assets and (b) segments that derive income from the origination and sale of mortgage loans.

The Company reviewed and analyzed its business on the basis of two basic segments:

    o The Long-Term Investment Operations, conducted by ICH and ICH Assets, invests primarily in commercial mortgage loans and commercial mortgage-backed securities secured by or representing interests in such loans.
    o The Conduit Operations, conducted by ICCC, originates commercial mortgage loans.

The following table breaks out ICH's segments as of and for the three months ended September 30, 1999 (in thousands):

                                                 LONG-TERM
                                                INVESTMENT    CONDUIT     ELIMINATIONS
                                                OPERATIONS   OPERATIONS        (1)        CONSOLIDATION
                                                ----------   ----------   ------------    -------------
BALANCE SHEET ITEMS:
    Net loan receivables                         $318,338      $  620      $     --         $318,958
    Total assets                                  387,423       1,584        (2,488)         386,519
    Total stockholders' equity                     99,732       1,233        (2,488)          98,477

STATEMENT OF OPERATIONS ITEMS:
    Net interest income (expense)                 $ 1,675      $   72      $    138         $  1,885
    Net intersegment interest income (expense)         10         (10)           --               --
    Net loss                                       (4,723)       (515)           --           (5,328)


The following table breaks out ICH's segments as of and for the three months ended September 30, 1998 (in thousands):

                                                LONG-TERM       CONDUIT
                                                INVESTMENT     OPERATIONS
                                                OPERATIONS        (2)
                                                ----------     ----------
BALANCE SHEET ITEMS:
    Net loan receivables                         $541,660       $ 186,111
    Total assets                                  621,490         201,573
    Total stockholders' equity                    111,159         (12,136)

STATEMENT OF OPERATIONS ITEMS:
    Net interest income (expense)                $  4,301       $    (369)
    Net intersegment interest income (expense)      2,214          (2,214)
    Equity in net loss in ICCC                    (14,837)             --
    Net earnings (loss)                           (13,225)        (15,616)

The following table breaks out ICH's segments as of and for the nine months ended September 30, 1999 (in thousands):

                                                LONG-TERM
                                                INVESTMENT     CONDUIT      ELIMINATIONS
                                                OPERATIONS    OPERATIONS         (1)       CONSOLIDATED
                                                ----------    ----------    ------------   ------------
BALANCE SHEET ITEMS:
    Net loan receivables                         $318,338      $  620        $     --        $318,958
    Total assets                                  387,423       1,584          (2,488)        386,519
    Total stockholders' equity                     99,732       1,233          (2,488)         98,477

STATEMENT OF OPERATIONS ITEMS:
    Net interest income (expense)                 $ 6,721      $ (225)       $    415        $  6,911
    Net intersegment interest income (expense)      1,470      (1,470)             --              --
    Net earnings (loss)                           (21,637)     17,037              --          (4,600)


The following table breaks out ICH's segments as of and for the nine months ended September 30, 1998 (in thousands):


                                            LONG-TERM          CONDUIT
                                            INVESTMENT       OPERATIONS
                                            OPERATIONS          (2)
                                            ----------       ----------
BALANCE SHEET ITEMS:
    Net loan receivables                    $541,660         $ 186,111
    Total assets                             621,490           201,573
    Total stockholders' equity               111,159           (12,136)

STATEMENT OF OPERATIONS ITEMS:
    Net interest income (expense)            $11,023         $    (706)
    Net intersegment interest income
      (expense)                                7,903            (7,903)
    Equity in net loss in ICCC               (15,714)               --
    Net earnings (loss)                      (8,375)            (16,539)

---------------
(1) Eliminations of intersegment balances and transactions between Impac's long-term investment operations and ICCC, ICH's conduit operations.
(2) For the three and nine months ended September 30, 1998 and as of September 30, 1998 the Conduit Operations is accounted for based on the equity method and is not consolidated. See Note 1. Basis of Financial Statement Presentation.


8.  ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses were as follows:


                                                       FOR THE NINE
                                                        MONTHS ENDED
                                                    SEPTEMBER 30, 1999
                                                    ------------------
Balance, beginning of period.......................$     2,110
Provision for loan losses..........................         --
Charge-offs........................................        683
                                                   ------------
Balance, end of period.............................$     1,427
                                                   ============


9.  STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1999, the Company repurchased 206,800 shares of its common stock outstanding at an average price of $5.18 for a total purchase price of $1.1 million.

On May 5, 1999, the Company entered into a stock purchase agreement with Fortress Partners L.P. ("Fortress"). Under the terms of the stock purchase agreement, the Company issued to Fortress 479,999 shares of a newly created series of preferred stock for an aggregate purchase price of approximately $12.0 million. The preferred stock, which has been designated "Series B Cumulative Convertible Preferred Stock," has a coupon of 8.5%, paid quarterly in arrears. The series B preferred stock is initially convertible into 1,683,635 shares of the Common Stock, subject to adjustment under some circumstances. In connection with the completion of the series B preferred stock issuance, the Company and Fortress entered into a registration rights agreement. Under the terms of the registration rights agreement, Fortress has the right to require the Company to register under federal and applicable state securities laws the Common Stock issuable upon conversion of the Company's series B preferred stock. In connection with the issuance of the series B preferred stock, the Company recorded issuance costs of $597,000. At September 30, 1999, the Company accrued $255,000 in preferred stock dividends.

On July 2, 1999, the Board of Directors declared a second quarter 1999 cash dividend of $0.125 per common share. The dividend was paid on July 30, 1999 to stockholders of record at the close of business on July 15, 1999.

Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger with AMRESCO Capital Trust ("AMCT"). Pursuant to this agreement, the Company will be merged with and into AMCT, with AMCT as the surviving entity (the "Merger"), and each outstanding share of common stock of the Company will be converted into 0.66094 of a common share of AMCT. Also pursuant to this agreement, Fortress as the holder of the outstanding shares of Series B Preferred Stock will convert all of such shares into 1,683,635 shares of common stock of the Company or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of the Series B Preferred Stock will be converted into 1,112,782 common shares of AMCT. The Merger will be accounted for under the purchase method of accounting. After the Merger, AMCT will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to customary conditions including approval by the stockholders of the Company and the shareholders of AMCT. The Merger and certain related tranactions are more fully described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Significant Transactions."

On September 30, 1999, the Board of Directors declared a third quarter 1999 cash dividend of $0.125 per common share. The dividend was paid on October 22, 1999 to stockholders of record at the close of business on October 11, 1999.

10.  SUBSEQUENT EVENTS

On October 22, 1999, the Company sold the commercial office building located at 1401 Dove Street, Newport Beach, CA for $11.9 million recording a gain of $540,000.

On November 10, 1999, the Company purchased investment securities for a total purchase price of $24.4 million. The purchase included classes J and K of the SASCO Floating Rate Commercial Mortgage Trust 1999-C3 with face values of $15.0 million and $10.0 million, respectively, and coupons of 6.86%.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "anticipate," "estimate," "believe" or "should" or the negatives thereof or other variations thereon or comparable terminology. The Company's actual results may differ materially from those contained in the forward-looking statements. Factors which may cause a difference to occur include, but are not limited to increased costs and delays related to Year 2000 compliance, the availability of suitable opportunities for the acquisition, ownership and disposition of mortgage assets and yields available from time to time on such mortgage assets, interest rates and their effect on mortgages and mortgage-backed securities ("MBSs"), including Commercial Mortgages (as defined below) and mortgage-backed securities on commercial properties ("CMBSs"), changes in estimates of book basis and tax basis earnings, the availability of suitable financing and investments trends in the economy which affect confidence and demand for the Company's portfolio of mortgage assets.

GENERAL

Unless the context otherwise requires, references herein to the "Company" refer to Impac Commercial Holdings, Inc. ("ICH") and its subsidiaries, Impac Commercial Assets Corp. ("ICH Assets"), IMH/ICH Dove Street, LLC ("Dove") and Impac Commercial Capital Corporation (together with its wholly owned subsidiary, ICCC Secured Assets Corp., "ICCC"), collectively. References to ICH refer to Impac Commercial Holdings, Inc. as a separate entity from ICH Assets, Dove or ICCC.

ICH was incorporated in the State of Maryland on February 3, 1997. ICH is a specialty commercial property finance company, which has elected to be taxed at the corporate level as a real estate investment trust or "REIT" for federal income tax purposes. This generally allows the Company to pass through income to its stockholders without payment of federal income tax at the corporate level provided that the Company distributes at least 95% of its taxable income to its stockholders. The Company was formed to seek and capitalize on opportunities in the commercial mortgage market, including the origination, purchase, securitization and sale of Commercial Mortgages and investment in Commercial Mortgages and CMBSs.

The Company's Commercial Mortgage assets (collectively, "Commercial Mortgages") include mortgage loans on:

    o  condominium-conversions,
    o commercial properties, such as industrial and warehouse space, office buildings, retail space and shopping malls,
    o  hotels and motels, and
    o nursing homes, hospitals, multifamily, congregate care facilities and senior living centers.

Prior to August 1999, the Company's operations were divided into two segments: Long-Term Investment Operations and Conduit Operations. The Company's Long-Term Investment Operations, which are conducted by ICH, invest primarily in Commercial Mortgages and MBSs on commercial properties. The Company's Conduit Operations, which were conducted by ICCC, originated, purchased, securitized and sold Commercial Mortgages.

SIGNIFICANT TRANSACTIONS

Effective as of August 4, 1999, the Company entered into an Agreement and Plan of Merger with AMRESCO Capital Trust ("AMCT"). Pursuant to this agreement, the Company will be merged with and into AMCT, with AMCT as the surviving entity (the "Merger"), and each outstanding share of common stock of the Company will be converted into 0.66094 of a common share of AMCT. Also pursuant to this agreement, Fortress, as the holder of the outstanding shares of the Company's series B preferred stock, will convert all of such shares into 1,683,635 shares of Common Stock of the Company or, if such conversion does not occur prior to the effective time of the Merger, all of the shares of the series B preferred stock will be converted into 1,112,782 common shares of AMCT. The Merger will be accounted for under the purchase method of accounting. After the Merger, AMCT will have approximately 16.7 million common shares outstanding. The parties anticipate that the Merger will be completed in the fourth quarter of 1999. The transactions contemplated by the Merger Agreement are subject to customary conditions including approval by the stockholders of the Company and the shareholders of AMCT. In addition, the Company must satisfy one of two tests:

    o either the average closing price of the Company's Common Stock for the 20 consecutive trading days ending on the fifth trading day prior to the closing date of the Merger is equal to or greater than $7.40; or

    o the aggregate of the Company's cash and cash equivalents as shown on a balance sheet dated as of the fifth trading day prior to the completion of the Merger is not less than $75 million. For this purpose, the Company's cash and cash equivalents will include the following:

       (a) $25 million attributable to the Impac CMB Trust 1998-C1 asset and the net value after deducting related debt from interest only securities and other subordinate commercial mortgage-backed securities on the Company's balance sheet;

       (b) $2.5 million attributable to a performing floating rate loan, the current outstanding balance of which is approximately $3.13 million; and

       (c) the cost of any future investments made by the Company that were approved in advance by AMCT.

The approximately $24 million in cash and cash equivalents held by the Company as of November 12, 1999, together with the $25 million face amount of investment securities purchased by the Company on November 10, 1999 (which purchase was approved by AMCT) and the other cash equivalents described above, are sufficient to satisfy this condition precedent to the consummation of the Merger. See Note 10. Subsequent Events.

On September 7, 1999, the Company's board of directors received a letter from Apex Mortgage regarding a proposed acquisition of the Company by Apex Mortgage. According to filings made by Apex Mortgage with the Securities and Exchange Commission, Apex Mortgage beneficially owns 7.5% of the Company's common stock and is a real estate investment trust that invests in United States agency and other single-family real estate adjustable and fixed rate mortgages. Apex Mortgage proposed that the Company and Apex Mortgage be merged, with the Company's stockholders receiving 0.60328 of a share of Apex Mortgage common stock for each of their shares of the Company's common stock. The Apex Mortgage proposal stated that it was conditioned upon the satisfactory completion of due diligence by Apex Mortgage. On October 22, 1999, following significant deliberations during which the Company's board of directors reviewed the analysis of its legal and financial advisors, the Company's board of directors unanimously determined that they were unable to conclude that the Apex Mortgage proposal was a superior proposal for purposes of the Merger Agreement with AMCT and that the Company was therefore bound to proceed with the Merger with AMCT. The Company's board of directors then unanimously reaffirmed its recommendation of the Merger with AMCT to the Company's stockholders.

On May 5, 1999, the Company entered into a stock purchase agreement with Fortress Partners, L.P. ("Fortress"). Under the terms of the stock purchase agreement, the Company issued to Fortress 479,999 shares of a newly created series of the Company's preferred stock for an aggregate purchase price of approximately $12.0 million. The preferred stock, which has been designated "Series B Cumulative Convertible Preferred Stock," has a coupon of 8.5%, paid quarterly in arrears. The Series B preferred stock is initially convertible into 1,683,635 shares of the Company's common stock, subject to adjustment under some circumstances. In connection with the completion of the Series B preferred stock issuance, the Company and Fortress entered into a registration rights agreement. Under the terms of the registration rights agreement, Fortress has the right to require the Company to register under federal and applicable state securities laws the common stock issuable upon conversion of the Company's Series B preferred stock.

In addition, on May 5, 1999, FIC Management Inc. ("FIC Management"), an affiliate of Fortress, entered into a definitive agreement with RAI Advisors, LLC ("RAI Advisors"), the then manager of ICH. Under the terms of this agreement, RAI Advisors assigned to FIC Management all of RAI Advisors' rights and interests in the existing Management Agreement among RAI Advisors and ICH in exchange for cash consideration in the aggregate amount of $6.0 million. Following the assignment, FIC Management became the exclusive manager of the Company. FIC Management is currently responsible for:

    o asset-liability management - primarily the analysis and oversight of the purchasing, financing and disposition of ICH's assets,

    o capital management - primarily the oversight of ICH's capital raising, and

    o investor relations activities and operations management - primarily the oversight of ICH's operating subsidiaries.

In connection with Series B preferred stock purchase and the Management Agreement assignment described above, the Submanagement Agreement among RAI Advisors, Impac Mortgage Holdings, Inc. ("IMH"), a former affiliate of the Company, and Impac Funding Corp. ("IFC"), a former affiliate of the Company which conducted IMH's conduit operations, was terminated and a new Submanagement Agreement was entered into among FIC Management, IMH and IFC. The Right of First Refusal Agreement among RAI Advisors, ICH, ICCC, IMH and IFC was also terminated. In addition, James Walsh, Timothy Busch, Stephan Peers and Thomas Poletti resigned as directors of the Company and Wesley Edens, Robert Kauffman and Christopher Mahowald, all of whom are designees of Fortress, were appointed to the Company's board of directors. Joseph Tomkinson and Frank Filipps, who served on the Company's board prior to the Fortress investment in the Company, remain as directors. Effective May 5, 1999, the executive officers of the Company then serving resigned as a group. Following these resignations,

    o Mr. Edens was appointed as the Company's new Chairman of the Board and Chief Executive Officer,

    o  Mr. Kauffman was appointed as the Company's new President,

    o Randal Nardone was appointed as the Company's new Chief Operating Officer and Secretary, and

    o Erik Nygaard was appointed as the Company's new Chief Information Officer and Treasurer.

As a result of the various transactions with Fortress described above,

    o Fortress now holds a significant equity interest in the Company, with shares of series B preferred stock which, upon conversion, would represent approximately 16.6% of the Company's issued and outstanding common stock following such conversion;

    o the principal executive officers of the Company and a majority of the members of the Company's board, are designees of Fortress; and

    o an affiliate of Fortress, FIC Management, now controls the external management of the Company's operations, as well as its submanagement functions.

By the end of the first quarter of 1999, ICH was notified by its two investment banks that provided up to $600.0 million of financing (of which $200.0 million was uncommitted), that these warehouse line agreements would not be renewed upon their expiration dates of February 1999 and May 1999.

On March 31, 1999 (the "Purchase Date"), the Board of Directors unanimously approved the purchase of all the outstanding common shares of ICCC, which represented 5% of the economic interest of ICCC. This minority interest was purchased for $4 and was recorded in accordance with APB 16 at fair market value. The net assets of ICCC representing the 95% preferred stock economic interest were recorded at historical cost and the net assets of ICCC representing the 5% economic interest related to the common shares were recorded at fair value. As a result of this purchase, ICCC is no longer treated, for federal income tax purposes, as a separate entity from ICH, and ICCC's items of income and expense are included on ICH's tax return. In addition, ICH will prepare consolidated financial statements for 1999 that include the operations of ICH.

BUSINESS OPERATIONS

RECENT OPERATIONS DEVELOPMENTS:

The Company's business operations are primarily funded from monthly interest and principal payments from its Commercial Mortgage and CMBS portfolios, warehouse line and reverse repurchase agreements secured by Commercial Mortgages and CMBS, collateralized mortgage obligation ("CMO") financing, proceeds from the sale of Commercial Mortgages, and proceeds from the issuance of Common Stock. The acquisition of Commercial Mortgages and CMBS by the Company's long-term investment operations are primarily funded from monthly principal and interest payments, warehouse line and reverse repurchase agreements, CMO financing, and proceeds from the sale of Common Stock. The acquisition of Commercial Mortgages by the Company's Conduit Operations were funded from reverse repurchase agreements and the sale of Commercial Mortgages. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

In May of 1999, FIC Management became the new manager for the Company. See "--Significant Transactions". The Company's new management has formulated a new business plan which management believes will result in a more profitable investment of stockholders' equity. Under the new business plan, the Company has terminated certain employees as of August 1999 and is in the process of repositioning the assets in its portfolio by selling certain assets to invest in higher yielding assets. Management believed that the divestment of these assets was desirable because of their poor strategic fit with the Company's revised business plan and the Company's general need for enhanced liquidity at that time. The assets for sale consisted of the real property and improvements held by the Company's Dove subsidiary, all of the Company's mortgage loans held-for-sale and all of the Company's mortgage loans held-for-investment, other than the condominium loans in its portfolio. On July 15, 1999, the Company sold a block of 22 mortgage loans held-for-sale, and on October 22, 1999, the Company sold the Dove real property and improvements. The remaining assets, consisting of mortgage loans held-for-investment, were sold on various dates in September and October of 1999. Of the assets which the Company initially planned to liquidate, only one mortgage loan held-for-investment remains unsold.

LONG-TERM INVESTMENT OPERATIONS:

During 1999, the Company's warehouse lenders did not renew their warehouse facilities upon expiration in February and May of 1999. Without any new warehouse line agreements, the Company has no credit facility to fund its mortgage loans. All originations since the expiration of the Company's existing warehouse line agreements have been, and any future originations will be, brokered or 100% funded by another lender until such time as the Company is successful in obtaining another credit facility. In May 1999, the Company entered into a $13.5 million term loan agreement to refinance the remaining balance on the expired warehouse line. In July 1999, the loan was repaid with proceeds from the sale of $31.2 million fixed rate loans. The Company has also entered into reverse repurchase agreements whereby it pledges specific CMBS as collateral to secure short-term loans. The interest rates on the borrowings are based on the one-month LIBOR plus a margin depending on the type of collateral.

The Company's Long-Term Investment Operations use CMO borrowings to finance Commercial Mortgages as a means of eliminating some of the risks associated with warehouse line and reverse repurchase agreements - such as the potential need for deposits of additional collateral - that are not present with collateralized mortgage obligations borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class of CMO borrowing is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time.

During the nine months ended September 30, 1999, the Long-Term Investment Operations conducted by ICH did not acquire any Commercial Mortgages from ICCC as compared to $331.6 million of Commercial Mortgages acquired from ICCC during the nine months ended September 30, 1998. As of September 30, 1999, the Long-Term Investment Operations portfolio of mortgage loans consisted of $314.6 million of mortgage loans held as collateral for CMOs, $1.4 million of Commercial Mortgages held-for-sale and $4.4 million of Commercial Mortgages held-for-investment, of which approximately 89% were fixed rate mortgages and 11% were adjustable rate mortgages. The weighted average coupon of the Long-Term Investment Operations portfolio of Commercial Mortgages was 8.07% at September 30, 1999. In addition, the Long-Term Investment Operations had investment securities available-for-sale of $7.0 million and residual interest in securitizations of $3.8 million at September 30, 1999.

CONDUIT OPERATIONS:

On March 31, 1999, the Company repurchased all of the outstanding common shares of ICCC making it a wholly owned subsidiary of ICH. As a result of this transaction, the ICCC warehouse line with ICH which provided up to an aggregate of $900.0 million to finance ICCC's originations, was eliminated through the consolidation of the financial statements of ICCC with those of ICH.

Until the termination of certain employees in August 1999, the Conduit Operations, conducted by ICCC, supported the Long-Term Investment Operations of the Company by supplying ICH with Commercial Mortgages for its long-term investment portfolio. Acting as the mortgage conduit for the Company, ICCC operated three divisions: the ConduitExpress Division, the CommercialExpress Division and the CondoSelect Division. The ConduitExpress Division originated no loans during the nine months of 1999 as compared to $235.7 million during 1998. The CommercialExpress Division originated $5.6 million in loans during the first nine months of 1999 as compared to $154.2 million during 1998. The CondoSelect Division originated no loans during the first nine months ended September 30, 1999 as compared to $12.7 million during the first nine months of 1998. The decrease in originations in the ConduitExpress and CommercialExpress Divisions was primarily the result of the global liquidity crisis that occurred during the latter part of 1998, and ICCC's lack of a viable profitable exit strategy for its commercial mortgage loans. Without sufficient liquidity to accumulate enough commercial mortgage loans to effectuate a securitization, ICCC was forced to sell all its commercial mortgage loan originations on a whole loan service released basis. The sale of commercial mortgage loans on a whole loan basis is an inefficient method of selling loans in light of the liquidity crisis and without consistent industry underwriting guidelines. In order to sell loans on a more profitable basis, ICCC was forced to increase pricing spreads over a decreasing US 10 year Treasury rate. The result was a decrease in overall production throughout the fourth quarter of 1998 and during the first nine months of 1999. In addition, ICCC was notified by its warehouse lenders that its warehouse lines would not be renewed upon expiration. In August of 1999, due to implementation of the new manager's business plan, ICCC terminated certain employees. As of September 30, 1999, ICCC employed 1 person as compared to 99 persons as of September 30, 1998. ICCC's servicing portfolio decreased by 99% to $5.9 million as of September 30, 1999 as compared to $510.1 million as of September 30, 1998. As of September 30, 1999, there were 2 delinquent Commercial Mortgages for $869,000 over 90 days past due in ICCC's servicing portfolio.

RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET LOSS

The Company recorded net loss available to common stockholders of $5.5 million, or a loss of $0.65 per basic and diluted loss per common share, for the three months ended September 30, 1999 as compared to net loss of $13.2 million, or a loss of $1.32 per basic and diluted loss per common share, for the three months ended September 30, 1998. The increase in net loss for the three months ended September 30, 1999 was primarily the result of a decrease in net interest income and an increase in non-interest expense offset by a increase in non-interest income.

NET INTEREST INCOME

Net interest income decreased 56% to $1.9 million during the three months ended September 30, 1999 as compared to $4.3 million during the three months ended September 30, 1998. Interest income is primarily interest on the CMO collateral, finance receivables, Commercial Mortgages held-for-investment, Commercial Mortgages held-for-sale, investment securities held-for-investment and residual interest in securitization held-for-trading (collectively, "Commercial Mortgage Assets") and includes interest income on cash and cash equivalents and due from affiliates. Interest expense is primarily borrowings on Commercial Mortgage Assets and includes interest expense on due to affiliates. The decrease in net interest income was primarily the result of higher borrowing costs associated with the issuance of the Company's first commercial mortgage backed CMO. While the CMO borrowing costs were higher than traditional warehouse borrowings, they are deemed to be permanent financing for the investment in these loans. The net interest spread on Commercial Mortgage Assets decreased to 0.27% during the three months ended September 30, 1999 as compared to 1.58% during the three months ended September 30, 1998. The decrease in net interest spread on Commercial Mortgage Assets was primarily due to a decrease in investment and residual securities yields and increased borrowing costs associated with the issuance of fixed-rate CMO borrowings as compared to variable-rate short-term warehouse borrowings.

The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the three months ended September 30, 1999 and 1998 and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):

                                        FOR THE THREE MONTHS             FOR THE THREE MONTHS
                                     ENDED SEPTEMBER 30, 1999          ENDED SEPTEMBER 30, 1998
                                   ------------------------------    ------------------------------
                                   AVERAGE               WEIGHTED    AVERAGE              WEIGHTED
                                   BALANCE   INTEREST   AVG YIELD    BALANCE   INTEREST   AVG YIELD
                                   -------   --------   ---------    -------   --------   ---------
COMMERCIAL MORTGAGE ASSETS
Investment and Residual           $ 24,567   $   471      7.67%     $ 28,400    $ 1,184     16.66%
Securities
LOAN RECEIVABLES:
   Commercial Mortgages              6,888       155      8.98       233,955      4,504      7.70
   Held-for-investment
   Commercial Mortgages              5,165        81      6.31            --        --
   Held-for-sale
   Cmo Collateral                  316,252     6,171      7.81       140,370      2,752      7.84
   Finance Receivables                  --        --                 103,908      2,214      8.52
     Total Loan Receivables        328,305     6,407      7.81       478,233      9,470      7.92
       TOTAL COMMERCIAL MORTGAGE
       ASSETS                     $352,872   $ 6,878      7.80%     $ 506,63   $ 10,654      8.40
                                  =======    =======                ========   ========

           BORROWINGS
Warehouse Line Agreements         $ 2,054    $    32      6.36%     $ 282,27    $ 4,749      6.73%
Cmo Borrowings                     275,493     5,202      7.55       117,965      2,124      7.20
Reverse Repurchase Agreements        4,335        70      6.44         7,332         77      4.20
       TOTAL BORROWINGS           $281,882   $ 5,304      7.53      $ 407,57    $ 6,950      6.82%
                                  ========   =======                ========    =======

     NET INTEREST SPREAD                                  0.27%                              1.58%
     NET INTEREST MARGIN                                  1.78%                              2.92%


Interest Income on Commercial Mortgage Assets: Interest income on Commercial Mortgages held-for-investment decreased to $155,000 during the three months ended September 30, 1999 as compared to $4.5 million during the three months ended September 30, 1998 as average Commercial Mortgages held-for-investment decreased to $6.9 million as compared to $234.0 million, respectively. The decrease in average Commercial Mortgages held-for-investment was the result of the Long-term Investment Operations issuing its first CMO securitization of commercial mortgage loans in August of 1998. The weighted-average yield on Commercial Mortgages held-for-investment increased to 8.98% during the three months ended September 30, 1999 as compared to 7.70% for the three months ended September 30, 1998. The increase in the weighted-average yield during the three months ended September 30, 1999 was due to the reclass of lower yielding ConduitExpress loans to CMO collateral in August of 1998.

Interest income on finance receivables was eliminated during the three months ended September 30, 1999 as a result of the consolidation of ICCC's financial statements and the elimination of the warehouse agreement between ICCC and ICH in the consolidated financial statements of ICH. For the three months ended September 30, 1999, ICCC's mortgage loans held-for-sale appear as a single line item on the consolidated financial statements of ICH. In previous periods' presentation, mortgage loans held-for-sale appear as finance receivables on ICH's balance sheet. For comparative purposes, the average loans held-for-sale decreased to $5.2 Million during the three months ended September 30, 1999 as compared to $103.9 million of finance receivables for the three months ended September 30, 1998. The decrease in outstanding balances was attributable to the decrease in commercial mortgage originations during the three months ended September 30, 1999 as compared to the same period in 1998.

Interest income on CMO collateral increased to $6.2 million during the three months ended September 30, 1999 as compared to $2.8 for the three months ended September 30, 1998 as average CMO collateral increased to $316.3 million as compared to $140.4 million, respectively. Average CMO collateral increased primarily due to the Long-Term Investment Operations issuing CMO financing in the Impac CMB 1998-C1 of $276.5 million, which were collateralized by $317.8 million in Commercial Mortgages in August 1998. The weighted-average yield on CMO collateral was 7.81% during the three months ended September 30, 1999 as compared to 7.84% for the three months ended September 30, 1998.

Interest income on investment securities available-for-sale decreased to $471,000 during the three months ended September 30, 1999 as compared to $1.2 million for the three months ended September 30, 1998 as average investment securities available-for-sale, exclusive of securities valuation allowance, decreased to $24.6 million as compared to $28.4 million, respectively. The weighted-average yield on investment securities available-for-sale decreased to 7.67% during the three months ended September 30, 1999 as compared to 16.66% For the three months ended September 30, 1998. Decrease was primarily due to the Company recording no accretion for the residual interest in securitization due to reduction in cashflow remittances in the third quarter of 1999.

Interest Expense on Borrowings: Interest expense on warehouse lines used to fund finance receivables or mortgage loans held-for-sale decreased to $32,000 during the three months ended September 30, 1999 as compared to $4.7 million for the three months ended September 30, 1998. The average balance of warehouse lines decreased to $2.1 million during the three months ended September 30, 1999 as compared to $282.3 million for the three months ended September 30, 1998. The decrease in warehouse line borrowings was a direct result of decreased originations in addition to the sale of loans at ICCC. The weighted-average yield of warehouse lines decreased to 6.36% during the three months ended September 30, 1999 as compared to 6.73% For the three months ended September 30, 1998.

Interest expense on CMO borrowings increased to $5.2 million during the three months ended September 30, 1999 as compared to $2.1 million for the three months ended September 30, 1998 as average borrowings on CMO collateral increased to $275.5 million as compared to $118.0 million, respectively. Average CMO borrowings increased primarily due to the Long-Term Investment Operations issuing CMO financing in the Impac CMB 1998-C1 of $276.5 million, which were collateralized by $317.8 million in Commercial Mortgages in August 1998. The weighted-average yield of CMO borrowings was 7.55% during the three months ended September 30, 1999 as compared to 7.20% for the three months ended September 30, 1998.

THE COMPANY ALSO USES CMBSS AS COLLATERAL TO BORROW UNDER REVERSE REPURCHASE AGREEMENTS TO FUND THE PURCHASE OF CMBSS AND TO ACT AS AN ADDITIONAL SOURCE OF LIQUIDITY FOR THE COMPANY'S OPERATIONS. INTEREST EXPENSE ON THESE REVERSE REPURCHASE AGREEMENTS DECREASED TO $70,000 DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $77,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998. THE AVERAGE BALANCE ON THESE REVERSE REPURCHASE AGREEMENTS DECREASED TO $4.3 MILLION DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $7.3 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998. THE WEIGHTED-AVERAGE YIELD OF THESE REVERSE REPURCHASE AGREEMENTS WAS 6.44% DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 4.20% DURING THE THREE MONTHS ENDED SEPTEMBER 30, 1998

TOTAL NON-INTEREST INCOME (LOSS) INCREASED TO $879,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO ($14.2) MILLION FOR THE SAME PERIOD IN THE PREVIOUS YEAR. INCREASE WAS PRIMARILY DUE TO REDUCTION OF EQUITY IN NET LOSS OF ICCC AS A RESULT OF THE CONSOLIDATION OF ICCC'S OPERATING EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SAME PERIOD IN 1998 WHEN ICCC'S OPERATIONS WERE ACCOUNTED FOR UNDER THE EQUITY METHOD AND APPEAR IN THE EQUITY IN NET LOSS OF ICCC. SEE NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION. THE COMPANY RECORDED AN EQUITY IN NET LOSS OF ICCC OF $14.8 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 PRIMARILY AS A RESULT OF ICCC RECORDING A $15 MILLION MARK-TO-MARKET ADJUSTMENT ON THE COMMERCIAL LOANS HELD FOR SALE.

TOTAL NON-INTEREST EXPENSE INCREASED TO $8.0 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $2.3 MILLION FOR THE SAME PERIOD IN THE PREVIOUS YEAR. NON-INTEREST EXPENSE PRIMARILY INCREASED DUE TO THE INCREASE IN THE WRITE-DOWN OF RESIDUAL INTEREST IN SECURITIZATION. DURING THE THIRD QUARTER 1999, THE COMPANY RECORDED A WRITE DOWN OF $5.0 MILLION ON A RESIDUAL INTEREST IN A SECURITIZATION HELD FOR TRADING BASED ON INDEPENDENT MARKET VALUE BIDS. PROFESSIONAL SERVICES AND OCCUPANCY EXPENSE INCREASED FROM $254,000 TO $1.9 MILLION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, PRIMARILY DUE TO COSTS INCURRED IN CONNECTION WITH THE MERGER WITH AMCT AND LEASE SETTLEMENT COSTS. IN ADDITION, NON-INTEREST EXPENSE INCREASED AS A RESULT OF THE CONSOLIDATION OF ICCC'S OPERATING EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SAME PERIOD IN 1998 WHEN ICCC'S OPERATIONS WERE ACCOUNTED FOR UNDER THE EQUITY METHOD AND APPEAR IN THE EQUITY IN NET LOSS OF ICCC. SEE NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

No management advisory fees were paid during the three months ended September 30, 1999 as compared to $206,000 for the same period of 1998.

CREDIT EXPOSURES

The Company did not record a provision for loan loss during the three months ended September 30, 1999 as compared to $1.0 million recorded during the third quarter of 1998 based on an analysis of loss exposure as compared to the allowance for loan loss as well as reduced loan acquisitions during the period. At September 30, 1999 and December 31, 1998, the Company's allowance for loan losses expressed as a percentage of Commercial Mortgages held-for-investment, CMO collateral and Finance Receivables (collectively "Gross Loan Receivables") was 0.45% and 0.54%, respectively. The loan delinquency rate expressed as a percentage of Gross Loan Receivables which were 30 or more days past due was 0.39% at September 30, 1999 as compared to 1.14% at December 31, 1998. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.


RESULTS OF OPERATIONS; IMPAC COMMERCIAL HOLDINGS, INC.
NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET LOSS

The Company recorded net loss available to common stockholders of $5.0 million, or a loss of $0.59 per basic and diluted loss per common share, for the nine months ended September 30, 1999 as compared to net loss of $8.4 million, or a loss of $0.96 per basic and diluted loss per common share, for the nine months ended September 30, 1998. The increase in net loss for the nine months ended September 30, 1999 was primarily the result of decrease in net interest income and an increase in non-interest expense offset by an increase in non-interest income.

NET INTEREST INCOME

Net interest income decreased 37% to $6.9 million during the nine months ended September 30, 1999 as compared to $11.0 million during the nine months ended September 30, 1998. The decrease in net interest income was primarily the result of higher borrowing costs associated with the issuance of the Company's first commercial mortgage backed CMO. While the CMO borrowing costs were higher than traditional warehouse borrowings, they are deemed to be permanent financing for the investment in these loans. The net interest spread on Commercial Mortgage Assets decreased to 0.72% during the nine months ended September 30, 1999 as compared to 2.05% for the nine months ended September 30, 1998. The decrease in net interest spread on Commercial Mortgage Assets was primarily due to a decrease in CMO collateral yields as compared to commercial mortgages held for investment and finance receivables and increased borrowing costs associated with the issuance of fixed-rate CMO borrowings as compared to variable-rate short-term warehouse borrowings.

The following table summarizes average balance, interest and weighted-average yield on Commercial Mortgage Assets and borrowings for the nine months ended September 30, 1999 and 1998 and includes interest income on Commercial Mortgage Assets and interest expense related to borrowings on Commercial Mortgage Assets only (dollars in thousands):


                                    For the Nine Months          For the Nine Months
                                  Ended September 30, 1999    Ended September 30, 1998
                                  ------------------------    -------------------------
                                  Average           Weighted   Average             Weighted
                                  Balance Interest Avg Yield   Balance   Interest  Avg Yield

Commercial Mortgage Assets
--------------------------
Investment and Residual           $25,172  $ 2,363   12.52%    $ 28,853  $ 3,354    15.50%
Securities
Loan Receivables:
   Commercial Mortgages            11,570      772    8.89      153,501    9,267     8.05
   Held-for-investment
   Commercial Mortgages            28,010    1,647    7.84          --       --
   Held-for-sale
   Cmo Collateral                 320,754   18,698    7.77       50,121    2,979     7.92
   Finance Receivables                 --      --               124,422    7,903     8.47
                                  ----------------            ------------------
     Total Loan Receivables        360,334  21,117    7.81      328,044   20,149     8.19
                                  ----------------            ------------------
       Total Commercial Mortgage
         Assets                    $385,506 $23,480   8.12%   $ 356,897 $ 23,503     8.78
                                  =======----------            =================

         Borrowings
         ----------
Warehouse line agreements          $ 22,201 $ 1,047   6.26%   $ 229,205 $ 11,524     6.70%
CMO borrowings                      279,600  15,742   7.10       42,503    2,259     7.09
Reverse Repurchase Agreements         4,553     214   6.28        8,100      337     5.55
                                  -----------------           ------------------
     Total Borrowings             $306,354  $17,003   7.40    $ 279,808 $ 14,120     6.73
                                  =================           ==================

   Net Interest Spread                                0.72%                          2.05%
   Net Interest Margin                                2.24%                          3.51%



INTEREST INCOME ON COMMERCIAL MORTGAGE ASSETS: INTEREST INCOME ON COMMERCIAL MORTGAGES HELD-FOR-INVESTMENT DECREASED TO $772,000 DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $9.3 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS AVERAGE COMMERCIAL MORTGAGES HELD-FOR-INVESTMENT DECREASED TO $11.6 MILLION AS COMPARED TO $153.5 MILLION, RESPECTIVELY. THE DECREASE IN AVERAGE COMMERCIAL MORTGAGES HELD-FOR-INVESTMENT WAS THE RESULT OF THE LONG-TERM INVESTMENT OPERATIONS ISSUING ITS FIRST CMO SECURITIZATION OF COMMERCIAL MORTGAGE LOANS IN AUGUST OF 1998. THE WEIGHTED-AVERAGE YIELD ON COMMERCIAL MORTGAGES HELD-FOR-INVESTMENT INCREASED TO 8.89% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 8.05% DURING THE SAME PERIOD OF 1998. THE INCREASE IN THE WEIGHTED-AVERAGE YIELD DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 WAS DUE TO THE RECLASS OF LOWER YIELDING LOANS TO CMO COLLATERAL IN AUGUST 1998.

INTEREST INCOME ON FINANCE RECEIVABLES WAS ELIMINATED DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS A RESULT OF THE CONSOLIDATION OF ICCC'S FINANCIAL STATEMENTS AND THE ELIMINATION OF THE WAREHOUSE AGREEMENT BETWEEN ICCC AND ICH IN THE CONSOLIDATED FINANCIAL STATEMENTS OF ICH. FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, ICCC'S MORTGAGE LOANS HELD-FOR-SALE APPEAR AS A SINGLE LINE ITEM ON THE CONSOLIDATED FINANCIAL STATEMENTS OF ICH. IN PREVIOUS PERIODS' PRESENTATION, MORTGAGE LOANS HELD-FOR-SALE APPEAR AS FINANCE RECEIVABLES ON ICH'S BALANCE SHEET. FOR COMPARATIVE PURPOSES, THE AVERAGE LOANS HELD-FOR-SALE DECREASED TO $28.0 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $124.4 MILLION OF FINANCE RECEIVABLES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998. THE DECREASE IN OUTSTANDING BALANCES WAS ATTRIBUTABLE TO THE DECREASE IN COMMERCIAL MORTGAGE ORIGINATIONS DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SAME PERIOD IN 1998 IN ADDITION TO THE SALE OF $172.3 MILLION IN LOANS IN FOURTH QUARTER 1998.

INTEREST INCOME ON CMO COLLATERAL INCREASED TO $18.7 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $3.0 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS AVERAGE CMO COLLATERAL INCREASED TO $320.8 MILLION AS COMPARED TO $50.1 MILLION, RESPECTIVELY. AVERAGE CMO COLLATERAL INCREASED PRIMARILY DUE TO THE LONG-TERM INVESTMENT OPERATIONS ISSUING CMO FINANCING IN THE IMPAC CMB 1998-C1 OF $276.5 MILLION, WHICH WERE COLLATERALIZED BY $317.8 MILLION IN COMMERCIAL MORTGAGES IN AUGUST 1998. THE WEIGHTED-AVERAGE YIELD ON CMO COLLATERAL WAS 7.77% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 7.92% DURING THE SAME PERIOD IN 1998.

INTEREST INCOME ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE DECREASED TO $2.4 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $3.4 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS AVERAGE INVESTMENT SECURITIES AVAILABLE-FOR-SALE, EXCLUSIVE OF SECURITIES VALUATION ALLOWANCE, DECREASED TO $25.2 MILLION AS COMPARED TO $28.9 MILLION, RESPECTIVELY. THE WEIGHTED-AVERAGE YIELD ON INVESTMENT SECURITIES AVAILABLE-FOR-SALE DECREASED TO 12.52% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 15.50% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998. DECREASE WAS PRIMARILY DUE TO THE COMPANY RECORDING NO ACCRETION FOR THE RESIDUAL INTEREST IN SECURITIZATION DUE TO REDUCTION IN CASH FLOW REMITTANCES IN THE THIRD QUARTER OF 1999.

INTEREST EXPENSE ON BORROWINGS: INTEREST EXPENSE ON WAREHOUSE LINES USED TO FUND FINANCE RECEIVABLES OR MORTGAGE LOANS HELD-FOR-SALE DECREASED TO $1.0 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $11.5 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998. THE AVERAGE BALANCE OF WAREHOUSE LINES DECREASED TO $22.2 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $229.2 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998. THE DECREASE IN WAREHOUSE LINE BORROWINGS WAS A DIRECT RESULT OF THE DECREASED ORIGINATIONS AT ICCC. THE WEIGHTED-AVERAGE YIELD OF WAREHOUSE LINES DECREASED TO 6.26% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 6.70% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

INTEREST EXPENSE ON CMO BORROWINGS INCREASED TO $15.7 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $2.3 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AS AVERAGE BORROWINGS ON CMO COLLATERAL INCREASED TO $279.6 MILLION AS COMPARED TO $42.5 MILLION, RESPECTIVELY. AVERAGE CMO BORROWINGS INCREASED PRIMARILY DUE TO THE LONG-TERM INVESTMENT OPERATIONS ISSUING CMO FINANCING IN THE IMPAC CMB 1998-C1 OF $276.5 MILLION, WHICH WERE COLLATERALIZED BY $317.8 MILLION IN COMMERCIAL MORTGAGES IN AUGUST 1998. THE WEIGHTED-AVERAGE YIELD OF CMO BORROWINGS WAS 7.10% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 7.09% DURING THE SAME PERIOD IN 1998.

THE COMPANY ALSO USES CMBSS AS COLLATERAL TO BORROW UNDER REVERSE REPURCHASE AGREEMENTS TO FUND THE PURCHASE OF CMBSS AND TO ACT AS AN ADDITIONAL SOURCE OF LIQUIDITY FOR THE COMPANY'S OPERATIONS. INTEREST EXPENSE ON THESE REVERSE REPURCHASE AGREEMENTS DECREASED TO $214,000 DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $337,000 DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998. THE AVERAGE BALANCE ON THESE REVERSE REPURCHASE AGREEMENTS DECREASED TO $4.6 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $8.1 MILLION DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998. THE WEIGHTED-AVERAGE YIELD OF THESE REVERSE REPURCHASE AGREEMENTS WAS 6.28% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO 5.55% DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

TOTAL NON-INTEREST INCOME (LOSS) INCREASED TO $1.9 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO LOSS OF $14.7 MILLION FOR THE SAME PERIOD IN THE PREVIOUS YEAR. INCREASE WAS PRIMARILY DUE TO REDUCTION OF EQUITY IN NET LOSS OF ICCC AS A RESULT OF THE CONSOLIDATION OF ICCC'S OPERATING EXPENSES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SAME PERIOD IN 1998 WHEN ICCC'S OPERATIONS WERE ACCOUNTED FOR UNDER THE EQUITY METHOD AND APPEAR IN THE EQUITY IN NET LOSS OF ICCC. SEE NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION. THE COMPANY RECORDED AN EQUITY IN NET LOSS OF ICCC OF $15.7 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 PRIMARILY AS A RESULT OF ICCC RECORDING A $15 MILLION MARK-TO-MARKET ADJUSTMENT ON THE COMMERCIAL LOANS HELD FOR SALE.

TOTAL NON-INTEREST EXPENSE INCREASED TO $13.4 MILLION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $3.6 MILLION FOR THE SAME PERIOD IN THE PREVIOUS YEAR. NON-INTEREST EXPENSE PRIMARILY INCREASED DUE TO THE INCREASE IN THE WRITE-DOWN OF RESIDUAL INTEREST IN SECURITIZATION. DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999, THE COMPANY RECORDED A WRITE DOWN OF $5.5 MILLION ON THE RESIDUAL INTEREST IN SECURITIZATION BASED ON FAIR MARKET VALUE BIDS OBTAINED IN THE THIRD QUARTER OF 1999. PROFESSIONAL SERVICES AND OCCUPANCY EXPENSE INCREASED FROM $535,000 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO $3.2 MILLION PRIMARILY DUE TO COSTS INCURRED IN CONNECTION WITH THE MERGER WITH AMCT AND LEASE SETTLEMENT COSTS. IN ADDITION, NON-INTEREST EXPENSE INCREASED AS A RESULT OF THE CONSOLIDATION OF ICCC'S OPERATING EXPENSES FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE SAME PERIOD IN 1998 WHEN ICCC'S OPERATIONS WERE ACCOUNTED FOR UNDER THE EQUITY METHOD AND APPEAR IN THE EQUITY IN NET LOSS OF ICCC. SEE NOTE 1. BASIS OF FINANCIAL STATEMENT PRESENTATION.

NO MANAGEMENT ADVISORY FEES WERE PAID DURING THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO $585,000 FOR THE SAME PERIOD OF 1998.

CREDIT EXPOSURES

The Company did not record a provision for loan loss during the nine months ended September 30, 1999 as compared to $1.1 million recorded during the nine months ended September 30, 1998 based on an analysis of loss exposure as compared to the allowance for loan loss as well as reduced loan acquisitions during the period.

LIQUIDITY AND CAPITAL RESOURCES

Overview: The Company's business operations are primarily funded from monthly interest and principal payments from its Commercial Mortgage and CMBS portfolios, warehouse line and reverse repurchase agreements secured by Commercial Mortgages and CMBS, CMO financing, proceeds from the sale of Commercial Mortgages, and proceeds from the issuance of common stock. The acquisition of Commercial Mortgages and CMBS by the Long-Term Investment Operations are primarily funded from monthly principal and interest payments, warehouse and reverse repurchase agreements, CMO financing, and proceeds from the sale of common stock. Prior to the implementation of the new business plan and termination of certain employees, the acquisition of Commercial Mortgages by the Conduit Operations were funded from reverse repurchase agreements and the sale of Commercial Mortgages. The Company's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by the Company's lenders and/or investors to make additional funds available to the Company in the future will depend upon a number of factors, such as the Company's compliance with the terms of its existing credit arrangements, the Company's financial performance, industry and market trends in the Company's various businesses, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities.

As of November 12, 1999, the Company had approximately $24 million in cash and cash equivalents. In the event the merger with AMCT is not consummated, management believes this amount will be adequate to meet the Company's liquidity needs through the end of fiscal year 2000. Additional financing or capital will be required, however, to meet the Company's liquidity requirements for periods after January 1, 2001.

As described above under the caption "-Significant Transactions," the Merger of the Company with and into AMCT is conditioned upon, among other things, a requirement that the aggregate of the Company's cash and cash equivalents as shown on a balance sheet dated as of the fifth trading day prior to the completion of the Merger is not less than $75 million. The approximately $24 million in cash and cash equivalents held by the Company as of November 12, 1999, together with the $25 million face amount of investment securities purchased by the Company on November 10, 1999 (which purchase was approved by AMCT) and the other cash equivalents described above under "-Significant Transactions," are sufficient to satisfy this condition precedent to the consummation of the Merger. See "-Significant Transactions," and Note 10. Subsequent Events.

Long-Term Investment Operations: During 1999, the Company's warehouse lenders did not renew their warehouse facilities with the Company upon expiration in February and May of 1999. Without any new warehouse line agreements, the Company has no credit facility to fund its mortgage loans. Any originations since the expiration of these warehouse lines have been brokered or 100% funded with another lender. ICH has entered into reverse repurchase agreements whereby ICH pledges specific CMBSs as collateral to secure short-term loans. The interest rates on the borrowings are based on the one-month LIBOR plus a margin depending on the type of collateral. As of September 30, 1999, amounts outstanding on the reverse repurchase agreements were $4.2 million.

The Long-Term Investment Operations uses CMO borrowings to finance Commercial Mortgages as a means of eliminating certain risks associated with warehouse line and reverse repurchase agreements (such as the potential need for deposits of additional collateral) that are not present with CMO borrowings. Terms of the CMO borrowings require that an independent third party custodian hold the mortgages. The maturity of each class is directly affected by the rate of principal prepayments on the related collateral. Equity in the CMOs is established at the time the CMOs are issued at levels sufficient to achieve desired credit ratings on the securities from rating agencies. The amount of equity invested in CMOs by the Long-Term Investment Operations is also determined by the Company based upon the anticipated return on equity as compared to the estimated proceeds from additional debt issuance. Total credit loss exposure is limited to the equity invested in the CMOs at any point in time. At September 30, 1999, the Long-Term Investment Operations had $275.8 million of CMO borrowings used to finance $314.6 million of CMO collateral.

Conduit Operations: On March 31, 1999, the Company repurchased all of the outstanding common shares of ICCC making it a wholly-owned subsidiary of ICH. As a result of this transaction, the ICCC warehouse line with ICH which provided up to an aggregate of $900.0 million to finance ICCC's originations, was eliminated through the consolidation of the financial statements of ICH and ICCC. See Note 1. Basis of Financial Statement Presentation.

CASH FLOWS

Operating Activities: During the nine months ended September 30, 1999, net cash provided by operating activities was $53.0 million. Net cash operating activities was primarily the result of the sale of mortgage loans held-for-sale and the decrease of due from affiliates balances.

Investing Activities: During the nine months ended September 30, 1999, net cash provided by investing activities was $23.4 million. Net cash provided by investing activities was primarily the result of the sale of mortgage loans held-for-investment and paydowns on the mortgage loans held-for-investment, CMO collateral and investment securities.

Financing Activities: During the nine months ended September 30, 1999, net cash used in financing activities was $50.1 million. Net cash used in financing activities was primarily the result of a decrease in warehouse line borrowings and paydown on CMO borrowings offset by the issuance of preferred stock.

INFLATION

The Financial Statements and Notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased costs of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company's operations are monetary in nature. As a result, the fluctuation of prevailing market interest rates could have a greater impact on the Company's operations' performance than do the effects of general levels of inflation. Inflation affects the Company's operations primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. During periods of increasing interest rates, demand for mortgage loans and a borrowers' ability to qualify for mortgage financing in a purchase transaction may be adversely affected. During periods of decreasing interest rates, borrowers may prepay their mortgages, which in turn may adversely affect the Company's yield and consequently the value of its portfolio of Commercial Mortgage Assets.

YEAR 2000 COMPLIANCE

PROJECT STATUS

The Company's Year 2000 project was complete as of October 31, 1999. Impac Funding Corp. ("IFC"), the submanager for ICH, contracted with an outside vendor to provide coordination, support, testing and implementation with respect to Year 2000 compliance of hardware and software systems, both on an information technology ("IT") and non-IT level.

IFC took over the project from the Company's outside vendors during the second quarter of 1999. The Company's primary IT systems include loan servicing, loan tracking and accounting and reporting. The Company obtained information and the published plan with respect to Year 2000 compliance from the loan servicing systems' outside vendor. IFC's IT department will continue to monitor the vendor's progress on Year 2000 compliance. The loan tracking system is currently in compliance with Year 2000. The accounting and reporting system is currently Year 2000 compliant. The Company's non-IT systems, which include its file servers, network systems, workstations and communication systems, are Year 2000 compliant. As of June 30, 1999, the upgrade of the Company's communication systems had been completed. Testing on all other in-house hardware had also been completed by June 30, 1999.

With respect to the Company's significant vendors and third parties, the Company has contacted each of its significant third party vendors and has received a written certificate of completion of all their year 2000 projects.

The Year 2000 project was divided into two primary phases as follows: (1) define scope of project and identify all IT and non-IT systems, and (2) testing of existing systems and implementation of new systems, if required. The outside contractor on the Year 2000 project submitted monthly status reports to IFC's IT manager and communicated with IFC's IT department on a daily basis. The progress of the Company's Year 2000 project was monitored by the IFC's IT manager through monthly status reports and reviews.


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

COSTS

The total cost associated with required modifications or installations to become Year 2000 compliant was not material to the Company's financial condition. The estimated cost of the project, including upgrading the Company's communication system, is expected to be approximately $48,000. As of October 31, 1999, the Company had paid $35,000 to the outside vendor for completed work on the project. The majority of the company's estimated cost for the Year 2000 compliance has been or will be spent on software upgrades and writing new program code on existing proprietary software. Since most of the Company's hardware had been purchased within the last two years, the cost of replacing hardware was minimal.

RISKS

The Company does not anticipate any material disruption of its operations as a result of any failure by the Company to be compliant. However, there can be no assurance that the Company will not experience disruptions to its operations as a result of unforeseen effects of the Year 2000 problem. The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors and financial organizations and governmental entities. Even if the Company's computer systems are not materially adversely affected by the Year 2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of the enterprises with which the Company interacts.

The Company's reasonably likely worse case scenario would include a disruption in the ability to capture certain accounting data needed to record accounting transactions and ultimately cause the disruption of timely financial reporting. The Company has defined the Year 2000 issues related to its the internal accounting information systems and has upgraded and tested such systems to ensure Year 2000 compliance. The Company is confident that no failures will occur with such systems. The Company has also relied on the representations of third party vendors, such as loan servicing companies, to the effect that such vendors' systems are Year 2000 compliant. Should there be a disruption in service from these third party vendors due to a Year 2000 issue, the Company would most likely be unable to receive accounting data and therefore, experience only delays in financial reporting.


CONTINGENCY PLANS

The Company believes its Year 2000 compliance process has enabled it to successfully modify its computer systems to ensure Year 2000 compliance. Acceptance testing and sign-off is 100% complete with respect to the Company's in-house systems. In addition to Year 2000 compliance system modification plans, the Company has also developed contingency plans for all other systems classified as critical and high risk. These contingency plans provide timetables to pursue various alternatives based upon the failure of a system to be adequately modified and/or sufficiently tested and validated to ensure Year 2000 compliance. However, there can be no assurance that either the compliance process or contingency plans will avoid partial or total system interruptions or the costs necessary to update hardware and software the response to as yet unforeseen problems would not have a material adverse effect upon the Company's financial condition, results of operations, business or business prospects.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Securitizations/Sales - Hedging Interest Rate Risk. The most significant variable in the determination of gain on sale in a securitization is the spread between the weighted average coupon on the securitized loans and the pass-through interest rate. In the interim period between loan origination or purchase and securitization or sale of such loans, the Company is exposed to interest rate risk. The majority of loans are securitized or sold within 90 days of origination of purchase. However, a portion of the loans are held-for-sale or securitization for as long as 12 months (or longer, in very limited circumstances) prior to securitization or sale. If interest rates rise during the period that the mortgage loans are held, in the case of a securitization, the spread between the weighted average interest rate on the loans to be securitized and the pass-through interest rates on the securities to be sold (the latter having increased as a result of market rate movements) would narrow. Upon securitization or sale, this would result in a reduction of the Company's related gain on sale. During the nine months ended September 30, 1999 and September 30, 1998 the Company realized a net hedge gain of $1.6 million and a net hedge gain of $3.6 million, respectively. The Company's Conduit Operations no longer hold any fixed rate Commercial Mortgages held-for-investment and, accordingly, the Company no longer enters into transactions to hedge interest rate risk.

As of November 2, 1999, the Company had outstanding indebtedness of approximately $4.2 million. The Company's current investments in cash equivalents and its only other security, the Impac CMB Trust 1998 C1 asset, are not subject to material risk from changes in interest rates.

Interest-Only Strips. The Company had interest-only strips of $4.3 million and $10.6 million outstanding at September 30, 1999 and December 31, 1998, respectively. These instruments are carried at market value at September 30, 1999 and December 31, 1998. The Company values these assets based on market value bids.

These assets are subject to risk of accelerated mortgage prepayment or losses in excess of assumptions used in valuation. Ultimate cash flows realized from these assets would be reduced should prepayments or losses exceed assumptions used in the valuation. Conversely, cash flows realized would be greater should prepayments or losses be below expectations.


                         PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

The Bresta Futura Action. On July 28, 1999, an action was filed against Impac in the Superior Court for the State of California, County of Orange. Plaintiff in the action, Bresta Futura V B.V., a Netherlands corporation, alleges that Impac breached its lease agreement with Redstone Plaza Associates, a California general partnership of which Bresta Futura is the general partner. The lease with Redstone Associates relates to a property located in Newport Beach, California which was to be occupied by ICCC. Bresta Futura is seeking damages in excess of $1.0 million consisting of unpaid rent from December 1, 1998 through the scheduled expiration of the lease on December 1, 2003, late charges and interest due on the unpaid rent, reasonable attorneys' fees and related expenses. The Company answered Bresta Futura's complaint on September 14, 1999, generally denying the allegations of the complaint and asserting specific affirmative defenses. Discovery has recently commenced, and there is no scheduled trial date. The Company intends to vigorously defend this action.

The Parnes Action. The Company recently became aware of the filing of a civil action captioned Parnes v. Impac Commercial Holdings, Inc., et al., Case No. 816392 (Cal. Super. Orange Co.) (the "Parnes Action"), against the Company and Joseph R. Tomkinson, Robert L. Kauffman, Frank P. Filipps, Wesley R. Edens and Christopher W. Mahowald (the "Director and Officer Parties"). The action is purportedly brought on behalf of Ari Parnes and a class of others, and alleges that the Company and the Director and Officer Parties breached duties to the Company's shareholders by giving insufficient consideration to the unsolicited offer of Apex Mortgage Capital, Inc. ("Apex") and by failing to conduct an open auction of the Company. The Company and the Director and Officer Parties believe that they have meritorious defenses to the allegations of the Parnes Action, and intend to vigorously defend the action.

The Hillson Action. The Company also recently became aware of the commencement of a civil action captioned Hillson Partners, LP v. Impac Commercial Holdings, Inc., et al., Case No. 204775 (Md. Cir. Ct. Montgomery Co.) (the "Hillson Action"), against the Company and the Director and Officer Parties, and Fortress Partners, L.P., FIC Management, Inc., and Fortress Investment Corp. (collectively, the "Hillson Defendants"). The Hillson Action is purportedly brought on behalf of Hillson Partners, LP and a class of others, and alleges that Hillson Defendants breached duties to the Company's shareholders by: (i) entering into the merger agreement with AMRESCO for insufficient consideration; and (ii) failing to give due deliberation to, and failing to accept, the unsolicited offer of Apex. The Company and the other Hillson Defendants believe that they have meritorious defenses to the allegations of the Hillson Action, and intend to vigorously defend the action.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:  OTHER INFORMATION

None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

2.1 Agreement and Plan of Merger, dated as August 4, 1999, by and between the Company and AMRESCO Capital Trust (previously filed as Annex I to the Joint Proxy Statement on Schedule 14A of the Company and AMRESCO Capital Trust, as filed with the Securities and Exchange Commission on September 10, 1999 and amended on November 3, 1999, and incorporated by reference herein).

27.1  Financial Data Schedule*

*     Filed herewith.

(b)   Reports on Form 8-K:

(i) Current Report on Form 8-K/A, filed May 5, 1999, reporting the following events pursuant to Items 5 and 7 of Form 8-K: (A) an amendment to the Rights Agreement, dated as of October 7, 19998, between the Company and the Bank of Boston, N.A., as Rights Agent, and (B) the commencement by the Company of a Stock Repurchase Plan.

(ii) Current Report on Form 8-K, filed May 20, 1999, reporting the following events pursuant to Items 1, 5 and 7 of Form 8-K: (A) execution of a Stock Purchase Agreement, dated as of May 5, 1999, between the Company and Fortress Partners, L.P. ("Fortress") pursuant to which the Company issued approximately $12.0 million of Series B Convertible Preferred Stock to Fortress, (B) resignation of all current directors of the Company except for Messrs. Tomkinson and Filipps and the recommendation to elect Messrs. Edens, Kauffman and Mahowald to the Company's Board of Directors and (C) announcing the assumption by FIC Management Inc., an affiliate of Fortress, of management responsibility for the Company.

(iii) Current Report on Form 8-K, filed August 13, 1999, reporting the following events pursuant to Items 5 and 7 of Form 8-K: (A) execution of the Agreement and Plan of Merger, dated as of August 4, 1999, by and between the Company and AMRESCO Capital Trust, as described in
      Part II, Item 5 of this Report.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


IMPAC COMMERCIAL HOLDINGS, INC.



By:  /s/ Gregory F. Hughes
     -----------------------
Gregory F. Hughes
Chief Financial Officer
Date: November 15, 1999