Form 10-K
period 1999-12-31
IMPAC COMMERCIAL HOLDINGS INC
filed 2000-03-30
CIK 1036615

===============================================================================

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                            --------------------

                                 FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ______________________TO_________________

                      COMMISSION FILE NUMBER: 1-13091
                            --------------------

                      IMPAC COMMERCIAL HOLDINGS, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 MARYLAND                                33-0745075
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

     1301 AVENUE OF THE AMERICAS, 42ND FLOOR, NEW YORK, NEW YORK 10019
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                               (212) 798-6100
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            --------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
  COMMON STOCK $0.01 PAR VALUE                AMERICAN STOCK EXCHANGE
                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. | |

On March 27, 2000 the aggregate market value of the voting stock of Impac Commercial Holdings, Inc. (the "Company") held by non-affiliates of the Company was $37.3 million. For purposes of this calculation only, all directors and executive officers have been deemed affiliates.

The number of shares of common stock, $0.01 par value per share, of the Company outstanding as of March 27, 2000 was 8,418,200.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Definitive Proxy Statement, to be filed in connection with the 2000 Annual Meeting of Stockholders of the Company, are incorporated by reference into Part III.



                      IMPAC COMMERCIAL HOLDINGS, INC.

                        1999 FORM 10-K ANNUAL REPORT

                             TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----

PART I

   ITEM 1.  BUSINESS.........................................................3
   ITEM 2.  PROPERTIES.......................................................4
   ITEM 3.  LEGAL PROCEEDINGS................................................4
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS .............................................6
   ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.............................7
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................8
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....20
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................20
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE........................................20

PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............21
   ITEM 11. EXECUTIVE COMPENSATION..........................................21
   ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
            OWNERS..........................................................21
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................21

PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K........................................................22

   SIGNATURES...............................................................24



                                   PART I

ITEM 1.     BUSINESS

GENERAL

      Impac Commercial Holdings, Inc. ("Impac" or the "Company") was incorporated in the Commonwealth of Maryland on February 3, 1997 to seek and capitalize on opportunities in the commercial mortgage market. Impac is a specialty commercial property finance company that elects to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows Impac to pass through income to stockholders without payment of federal income tax at the corporate level provided that Impac distributes at least 95% of its taxable income to its stockholders. Impac earns income from investing in credit-sensitive commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market.

      Impac was originally incorporated under the name Imperial Credit Commercial Holdings, Inc. and changed its name to IMH Commercial Holdings, Inc. in June 1997. Subsequently, by a vote of Impac's stockholders on January 28, 1998, Impac changed its name to Impac Commercial Holdings, Inc. Impac's subsidiaries include Impac Commercial Assets Corporation, IMH/ICH Dove Street, LLC, Impac Commercial Capital Corporation ("ICCC") and ICCC Secured Assets Corporation. Impac owns a 100% interest in Impac Commercial Assets Corporation, a special-purpose finance entity that issued the Impac 1998-C1 CMO trust and ICCC, the entity through which Impac conducted its mortgage conduit operations. In addition, Impac and its former affiliate, Impac Mortgage Holdings, Inc., each own a 50% interest in IMH/ICH Dove Street, LLC with Impac Mortgage Holdings, Inc., which was created to hold real property investments. ICCC owns 100% of ICCC Secured Assets Corporation.

      For further discussion of the Company's business, see "Item 7 - Managements Discussion and Analysis of Financial Condition and Results of Operations."

REGULATION

      The rules and regulations applicable to the curtailed conduit operations, among other things, prohibit discrimination and establish underwriting guidelines that include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts. Additionally, there are various state and local laws and regulations that affect the conduit operations. Although the conduit operations have been temporarily curtailed, Impac nevertheless believes it is in material compliance with all material rules and regulations to which the conduit operations are subject.

COMPETITION

      In acquiring mortgage assets, Impac competes with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, and other entities purchasing mortgage assets, many of which have greater financial resources than Impac. These competitors may increase competition for the available supply of mortgage assets, resulting in higher prices and lower yields on any investments made.

      In issuing commercial mortgage-backed securities ("CMBS") or collateralized mortgage obligations ("CMOs"), and originating commercial mortgages, Impac competes with established mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers, insurance companies, other lenders and other entities originating, purchasing and securitizing mortgage assets. Additionally, CMBS and CMOs issued by Impac face competition from other investment opportunities available to prospective investors. Many of the institutions with which Impac competes have significantly greater financial resources than Impac.

TAX STATUS

      To maintain its qualification as a REIT, Impac intends to make distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net earnings as calculated in accordance with generally accepted accounting principles ("GAAP")), determined without regard to the deduction for dividends paid and excluding any net capital gains. The dividend policy is subject to revision at the discretion of the Board of Directors. All distributions in excess of those required to maintain REIT status will be made at the discretion of the Board of Directors and will depend on taxable earnings, financial condition and such other factors as the Board of Directors deems relevant. The Board of Directors has not established a minimum distribution level.

      Distributions to stockholders will generally be taxable as ordinary income, although a portion of such distributions may be designated as capital gain or may constitute a tax-free return of capital. The Company annually furnishes to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gains or return of capital. Of the dividends paid for the 1999 tax year, approximately $1.9 million represented a tax-free return of capital.

      If Impac fails to qualify as a REIT in any taxable year, it will become subject to federal income tax at regular corporate rates and will not receive a deduction for dividends paid to stockholders. If this were to occur, the amount of after-tax earnings available for distribution to stockholders would decrease substantially.

      Prior to it becoming a wholly owned subsidiary of Impac in 1999, ICCC operated as a non-REIT corporation. As a result, its taxable income was subject to federal and state income taxes, as applicable. As such, Impac's taxable income historically included earnings of ICCC only upon payment to Impac by distribution of such earnings, and only if such distributions were made out of current year profits. No such distributions have been made. Similarly, Impac's 1998 taxable income did not reflect the losses incurred in 1998 by ICCC.

      The foregoing is a summary only and is not intended to provide a comprehensive description of the statutory and regulatory guidelines affecting the taxation of Impac. Reference should be made to pertinent Internal Revenue Code sections and the regulations issued thereunder for a comprehensive statement of applicable federal income tax consequences.

EMPLOYEES

      In connection with the restructuring of the Company's operations and management changes discussed above, Impac terminated all but one of its employees by December 31, 1999. Executive and administrative services are provided by employees of FIC Management, its affiliates or the submanager.

ITEM 2.     PROPERTIES

      In October 1999 Impac sold its commercial office building located in Newport Beach, California. The Company also has an office lease expiring May 2001 for 3,600 square feet in Sherman Oaks, California.

ITEM 3.     LEGAL PROCEEDINGS

       On July 28, 1999, an action was filed against Impac in the Superior Court for the State of California, County of Orange. Plaintiff in the action, Bresta Futura V B.V., a Netherlands corporation, alleges that Impac breached its lease agreement with Redstone Plaza Associates, a California general partnership of which Bresta Futura is the general partner. The lease with Redstone relates to a property which was to be occupied by ICCC. Bresta Futura is seeking damages in excess of $1.0 million consisting of unpaid rent from December 1, 1998 through the present time on the remaining portion of the property that has not been subleased, late charges and interest due on the unpaid rent, reasonable attorneys' fees and related expenses. Impac answered Bresta Futura's complaint on September 14, 1999, generally denying the allegations of the complaint and asserting specific affirmative defenses. A trial has been scheduled for July 17, 2000. Recently, Bresta Futura filed an application for right to attach order and writ of attachment, seeking the right to attach property of Impac in the amount of $1.0 million. At a hearing held on March 23, 2000 this application was denied by the court. Impac intends to vigorously defend this action.

      On October 28, 1999, a civil action (the "Parnes Action") was commenced against Impac and certain of its directors and officers alleging breaches of fiduciary duty in connection with the Company's rejection of an unsolicited acquisition proposal from Apex Mortgage Capital, Inc., see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations". Also on October 28, 1999, another civil action (the
"Hillson Action") was commenced against Impac, certain of its directors and officers, Fortress Partners, FIC Management and Fortress Investment Corp., an affiliate of Fortress Partners, alleging breaches of fiduciary duty in connection with the AMRESCO Capital Trust merger, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the rejected Apex Mortgage proposal. On December 3, 1999, a third civil action (the "Brandeis Action") was commenced against the same parties named in the Hillson Action and alleging the same causes of action. The Parnes Action, the Hillson Action and the Brandeis Action were each dismissed without prejudice in March 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                  PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's common stock, $.01 par value per share, is listed for trading on the American Stock Exchange ("AMEX") under the symbol "ICH". The following table sets forth for the high and low sale prices and dividends declared for the Compnay's Common Stock for the periods indicated:


                                      1999                    1998
                             ----------------------- -----------------------
                             Stock Prices   Divends   Stock Prices   Dividends
                             -------------           ---------------
                              High   Low     Declared High     Low   Declared
                             ------ ------  -------- ------- ------- -------
First quarter............... $ 6.63 $ 4.94    $    - $ 19.75 $ 17.00  $ 0.40
Second quarter..............   7.25   4.63     0.125   18.13   14.00    0.45
Third quarter...............   6.69   4.63     0.125   15.25    8.81    0.45
Fourth quarter..............   6.00   4.69     0.125   11.63    1.88       -

      On March 27, 2000, the last reported sales price of the Company's Common Stock on the AMEX was $5.00 per share. As of January 14, 2000 there were 83 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of the Company's Common Stock.


ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

               IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31
                                            ------------------------   COMMENCEMENT
                                                1999       1998           PERIOD*
                                            ----------- ----------     -----------

STATEMENT OF OPERATIONS DATA:
  Interest income:
  Commercial mortgage assets................    $30,385   $32,933           $6,720
  Cash equivalents and due from affiliates..      1,261     2,912              739
                                            ----------- ----------     -----------
   Total interest income....................     31,646    35,845            7,459
                                            ----------- ----------     -----------
Interest expense:
  CMO borrowings............................     21,166     7,203               15
  Reverse repurchase and warehouse line
  agreements................................      1,332    13,461            1,962
  Other borrowings..........................        435       912              373
                                            ----------- ----------     -----------
   Total interest expense...................     22,933    21,576            2,350
                                            ----------- ----------     -----------
  Net interest income(loss).................      8,713    14,269            5,109
  Provision for loan losses.................         --     1,546              564
  Net interest income after provision for
    loan losses.............................      8,713    12,723            4,545
                                            ----------- ----------     -----------
  Non-interest income(loss):
  Equity in net earnings (loss) of ICCC.....         --   (19,199)           1,694
  Other income..............................      2,198       701              174
                                            ----------- ----------      -----------
   Total non-interest income................      2,198   (18,498)           1,868
                                            ----------- ----------      -----------
  Non-interest expense:
  General and administrative and other expense    7,069      2,006            2,962
  Write-down of residual interest in
     securitizating held-for-trading........      5,114      1,690               --
  Professional services.....................      4,443        797              640
  Management fees...........................         --        745               --
                                            ----------- ----------      -----------
   Total non-interest expense...............     16,626      5,238            3,602
                                            ----------- ----------      -----------
  Net earnings (loss).......................     (5,715)   (11,013)           2,811
                                            =========== ==========      ===========
  Net earnings (loss) per share-- basic
    and diluted.............................      (0.75)     (1.26)            0.61
                                            =========== ==========      ===========
  Dividends declared per share:
  Common....................................      0.375       1.30            0.53
                                            =========== ==========      ===========
  Preferred.................................     1.394         --               --
                                            =========== ==========      ===========


                                                                    AT DECEMBER 31
                                                         ----------------------------------
                                                           1999        1998       1997
                                                         ----------- ---------- -----------
BALANCE SHEET DATA:
  Investment securities held available-for-sale.........  31,489   $   17,154   $    19,353
  Residual interest in securitization held-for-trading..   4,100        8,790         9,936
  CMO collateral........................................ 312,152      326,559         4,255
  Finance receivables...................................      --       40,972        95,711
  Commercial mortgages held for investment..............   4,362       24,569        62,790
   Total assets......................................... 379,157      451,219       218,839
  CMO borrowings........................................ 274,529      285,021         4,176
  Reverse repurchase agreements.........................   3,936        4,869         9,841
  Warehouse line agreements.............................      --       45,654        90,374
   Total borrowings..................................... 278,465      335,544       104,391
   Total stockholders' equity...........................  96,794      103,337       103,242


NOTE: See "Management's Discussion and Analysis of Financial Condition" and "Notes to Consolidated Financial Statements" for a discussion of changes to the Company's operations that are expected to impact future operating results.

* For the period from January 15, 1997 (commencement of operations) through December 31, 1997.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Impac Commercial Holdings, Inc. ("Impac" or the "Company") was incorporated in the Commonwealth of Maryland on February 3, 1997 to seek and capitalize on opportunities in the commercial mortgage market. Impac is a specialty commercial property finance company that elects to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows Impac to pass through income to stockholders without payment of federal income tax at the corporate level provided that Impac distributes at least 95% of its taxable income to its stockholders. Impac earns income from investing in credit-sensitive commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market.

            Prior to August 1999, Impac's operations were divided into two segments: long-term investment operations and commercial mortgage conduit operations. Impac's long-term investment operations consist primarily of investments in commercial mortgages and commercial mortgage- backed securities, commonly referred to as CMBS. Impac's commercial mortgage conduit operations, which were conducted by Impac's ICCC subsidiary, originated, purchased, securitized and sold commercial mortgages. Due to changes in the Company's business plan, the conduit operations have been temporarily curtailed.

RECENT DEVELOPMENTS

      In May 1999, Fortress Partners, L.P. ("Fortress Partners") made a significant preferred stock investment in Impac and, concurrently with that investment, an affiliate of Fortress Partners assumed responsibility for the external management of Impac. In connection with these transactions, all of Impac's executive officers and a number of Impac's directors resigned and were replaced by designees of Fortress Partners. For a further description of the transactions between Impac and Fortress Partners and its affiliates during 1999, see "- Acquisition of Equity Interest in Impac and Management Responsibilities by Fortress Partners L.P."

      Impac's current management has formulated a new business plan for Impac. Under the new business plan, during 1999 Impac substantially completed repositioning the assets in its portfolio by selling certain assets and is in the process of investing in higher yielding assets and evaluating other strategies with the goal of restoring profitability. The portfolio repositioning was deemed to be desirable because of the poor strategic fit of Impac's assets with Impac's revised business plan and Impac's general need for enhanced liquidity. Moreover, new management determined that the results then being achieved by Impac's conduit operations, did not meet its expectations for Impac and that activity has been temporarily curtailed.

      In August 1999, Impac entered into an Agreement and Plan of Merger with AMRESCO Capital Trust ("AMRESCO") pursuant to which Impac was to be merged with and into AMRESCO, with AMRESCO continuing as the surviving entity in the merger. The AMRESCO merger was conditioned upon, among other things, the satisfactory completion of due diligence and regulatory and stockholder approvals. The benefits from the proposed merger were to include larger capitalization and improved access to capital markets, operational cost savings and other efficiencies.

      Subsequent to entering into the merger agreement with AMRESCO, the Company's Board of Directors received an unsolicited proposal from another mortgage REIT, Apex Mortgage Capital, Inc. ("Apex Mortgage"), pursuant to which Apex Mortgage proposed that Impac abandon the AMRESCO merger and instead merge with Apex Mortgage. On October 22, 1999, following significant deliberations with legal counsel and financial advisors, the Board unanimously determined that a combination with Apex Mortgage was not in the best interests of Impac and its stockholders.

      On January 4, 2000 the Company announced that it had terminated its proposed merger with AMRESCO citing changes in market conditions and Impac's improved liquidity which made the proposed merger less advantageous.

ACQUISITION OF EQUITY INTEREST IN IMPAC AND MANAGEMENT RESPONSIBILITIES BY FORTRESS PARTNERS L.P.

      On May 5, 1999, Impac issued to Fortress Partners 479,999 shares of a newly created series of preferred stock for an aggregate purchase price of approximately $12 million (the "Series B preferred shares"). The Series B preferred shares are initially convertible into 1,683,635 Impac common shares. Concurrently, FIC Management Inc. ("FIC Management"), an affiliate of Fortress Partners, entered into a definitive agreement with RAI Advisors, LLC, the then manager of Impac, pursuant to which RAI Advisors assigned to FIC Management all of RAI Advisors' rights and interests in the existing management agreement between RAI and Impac in exchange for $6 million in cash consideration. Following the assignment, FIC Management became the exclusive manager of Impac.

      In connection with the purchase of the Series B preferred shares and the assignment of the management agreement described above, the following additional events occurred: (i) the submanagement agreement among RAI Advisors, Impac Mortgage Holdings, Inc., a former affiliate of Impac ("Impac Mortgage"), and Impac Funding Corp., a former affiliate of Impac which conducted Impac Mortgage's conduit operations ("Impac Funding"), was terminated and a new submanagement agreement was entered into among FIC Management, Impac Mortgage and Impac Funding; (ii) the right of first refusal agreement among Impac, ICCC, RAI Advisors, Impac Mortgage and Impac Funding was terminated; (iii) James Walsh, Timothy Busch, Stephan Peers and Thomas Poletti resigned as directors of Impac and Wesley Edens, Robert Kauffman and Christopher Mahowald, all of whom are designees of Fortress Partners, were appointed to the Impac Board of Directors (Joseph Tomkinson and Frank Filipps, who served on the Board prior to the Fortress Partners investment in Impac, remain as Impac directors); and (iv) the executive officers of Impac then serving resigned as a group. Following these resignations, the Board of Directors appointed Mr. Edens as Impac's new chairman of the board and chief executive officer; Mr. Kauffman as Impac's new president; Randal Nardone as Impac's new chief operating officer and secretary; and Erik Nygaard as Impac's new chief information officer and treasurer.

      As a result of the various transactions with Fortress Partners described above,

      o Fortress Partners now holds a significant equity interest in Impac. Assuming the conversion of the Series B preferred shares and including subsequent open market purchases of 832,400 common shares by an affiliate, Fortress Partners' equity interest would represent approximately 25% of the voting of the Company;

      o the principal executive officers of Impac and a majority of the members of the Impac board are designees of Fortress Partners; and

      o an affiliate of Fortress Partners, FIC Management, now controls the external management of Impac's operations.

SIGNIFICANT TERMS OF THE MANAGEMENT AGREEMENT WITH FIC MANAGEMENT

      The following is a summary of certain material terms of the management agreement with FIC Management. This summary of the management agreement is not intended to be exhaustive and is qualified in its entirety by reference to the full text of the management agreement, a copy of which has been publicly filed with the Securities and Exchange Commission (the "SEC").

      Under the terms of the management agreement, FIC Management is currently responsible for:

      o asset-liability management-- primarily the analysis and oversight of the purchasing, financing and disposition of Impac's assets,

      o capital management-- primarily the oversight of Impac's capital market activities, and

      o investor relations activities and operations management -- primarily the oversight of Impac's day-to-day operations, including corporate governance responsibilities.

      Term And Termination Fees. The management agreement expires December 31, 2002 and may be extended with the consent of the manager and the affirmative vote of a majority of the independent Impac directors, or by majority vote of the holders of the Company's common stock. The management agreement may be terminated for cause on 30 days notice. The agreement may also be terminated without cause on 60 days notice by a majority vote of the independent Impac directors or the holders of the Company's common stock. If the agreement is terminated without cause or not renewed, the manager is entitled to payment of all accrued management fees and reimbursable expenses up to the date of termination plus a termination fee or non-renewal fee, as the case may be, determined by an independent appraisal. This appraisal must be conducted by a nationally recognized appraisal firm mutually agreed upon by the parties. In the event that the parties are unable to agree upon an appraisal firm, each party must select an appraisal firm and the termination or non-renewal fee, as the case may be, will be equal to the average of the two firms' appraisals. This appraisal must be conducted within 45 days following the selection of the appraisal firm or firms.

      Management Fees. The manager is entitled to receive for each fiscal quarter, an amount equal to 25% of Impac's taxable net earnings before management fees, in excess of the amount that would produce an annualized return on equity (as defined in the management agreement) equal to the daily average 10-Year U.S. Treasury Rate plus 2%. The management fee is calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period. In addition, Impac pays all operating expenses incurred by the manager under the management agreement, including out-of-pocket costs, equipment, personnel required specifically for Impac's operations, and amounts payable by the manager pursuant to related submanagement agreements. Impac reimburses the manager for all such reimbursable expenses, plus a service charge of 15% on all reimbursable expenses incurred directly by the manager. No service charge is payable to third party service providers.

STOCK REPURCHASE AUTHORIZATION

      In September 1998 the Board of Directors authorized the Company to repurchase up to $5.0 million of its common shares, in open market purchases from time to time at the discretion of the Company's management. Through February 16, 1999, the Company had not repurchased any shares under this program. In March 1999 the Company repurchased 206,800 shares of its common stock outstanding at an average price of $5.18 for a total purchase price of $1.1 million. The acquired shares were canceled. On December 29, 1999 the Board of Directors superceded this initial repurchase authorization with a new authorization to repurchase up to 10% of the outstanding common shares from time to time at such prices and pursuant to such procedures as management deems prudent and appropriate. On March 10, 2000 this authorization was increased to 20% of the outstanding common shares, calculated assuming conversion of the newly issued Series B preferred shares.

LONG-TERM INVESTMENT OPERATIONS

      Impac's long-term investment operations invest primarily in credit-sensitive CMBS and commercial mortgages. Acquisitions of mortgage assets are financed with capital, borrowings under reverse repurchase agreements and long-term financing through CMOs. Under its modified business plan the Company anticipates further investments will be made in higher yielding CMBS. To this end, subsequent to year-end, an additional $74 million in adjustable-rate CMBS were acquired.

      Until August 1999, Impac originated commercial mortgages through its conduit operations at ICCC. Initially, the commercial mortgages were held in Impac's long-term investment portfolio as commercial mortgages held for investment and were financed through short-term warehouse line agreements and capital. The commercial mortgages held for investment were used as collateral for the issuance of CMOs, which provided Impac with a long- term financing alternative. At the time CMOs were issued, the commercial mortgages were reflected on Impac's balance sheet as CMO collateral with a corresponding liability referred to as CMO borrowings. Although through August 1999 Impac originated the commercial mortgages held in its long-term investment portfolio, in the future loans may be purchased from third parties for long-term investment or for resale.

      Impac also may acquire CMBS and mortgage-backed securities created through its own securitization efforts as well as CMBS and mortgage-backed securities created by third parties. In connection with the issuance of CMBS by Impac, Impac may retain the senior or subordinated securities as regular interests in these securitizations on a short-term or long-term basis. Any retained CMBS may include "principal-only," "interest-only" or residual interest securities or other interest rate or prepayment sensitive securities or investments. Any retained securities or investments may subject Impac to credit, interest rate and/or prepayment risks (see "Item 7
- Management's Discussion and Analysis of Financial Condition and Results of Operations").

      The executive officers of FIC Management are empowered to make day-to-day investment decisions, including the issuance of commitments on behalf of Impac to purchase mortgage loans and mortgage-backed securities meeting the investment criteria set from time to time by Impac's Board of Directors. Other than the observance of statutory limitations which allow Impac to retain its classification as a REIT, there are no current limitations set by the Board of Directors on the percentage of assets which Impac may invest in any one type of investment or the percentage of CMBS of any one issue which Impac may acquire. It is Impac's policy to acquire assets primarily for income financed by reverse repurchase agreements, the issuance of CMOs and CMBS, and proceeds from the issuance of capital stock.

CONDUIT OPERATIONS

      As discussed above, new management has determined that Impac's conduit operations conducted by ICCC no longer meet its expectations for Impac and this activity has been temporarily curtailed.

RESULTS OF OPERATIONS -- IMPAC

1999 COMPARED TO 1998

      Overview. For the year ended December 31, 1999, Impac recorded a net loss of $5.7 million, or $(0.75) per common share, compared to net loss of $11.0 million, or $(1.26) per common share, for the year ended December 31, 1998. The net loss was lower in 1999 because of lower losses from the mortgage conduit operation which incurred substantial losses in late 1998 due to the liquidation of a large portion of its commercial loan portfolio. These and subsequent sales of commercial mortgage loans, and the issuance of a relatively high rate mezzanine-level CMO bond in late 1998, contributed to lower net interest margins in 1999. In addition, diminished cash flows on the residual interest in securitization held-for-trading during the latter part of the year contributed to lower earnings on this investment and a greater loss in market value than in the prior year. The Company also incurred non-recurring charges related to its terminated agreement to merge with AMRESCO and the curtailment of the mortgage conduit operations.

      The following table summarizes average balance, interest and weighted average yield on mortgage assets and borrowings for the periods indicated (dollars in thousands):


                                 YEAR ENDED DECEMBER 31, 1999                  YEAR ENDED DECEMBER 31, 1998
                             --------------------------------------      -----------------------------------------
                                                WEIGHTED  PERCENT                            WEIGHTED  PERCENT
                             AVERAGE            AVERAGE      OF           AVERAGE            AVERAGE      OF
                             BALANCE  INTEREST  YIELD     PORTFOLIO       BALANCE  INTEREST  YIELD     PORTFOLIO
                             -------  --------  --------  ---------       -------  --------  --------  -----------
MORTGAGE ASSETS:
Investment and
  residual securities       $ 27,354  $ 3,390      12.39%     7.25%      $ 28,349  $ 4,357    15.37%     7.36%
                             -------  --------   --------  ---------     --------  --------   ------    ------
Loan receivables:
Commercial mortgages
  held for investment...       9,771      829       8.48      2.59        127,015   10,452     8.23     32.97
CMO collateral....           319,403   24,519       7.68     84.61        122,122    9,061     7.42     31.70
Finance receivables.....          --       --         --        --        107,777    9,063     8.41     27.97
Commercial mortgages
  held-for-sale.........      20,959    1,647       7.86      5.55             --      --        --       --
                            --------- --------   -------   -------        -------  --------  ------    ------
                             350,133   26,995       7.71     92.75        356,914   28,576     8.01     92.64
                            --------- --------   -------   -------        -------  --------  ------    ------
                             377,487   30,385       8.05    100.00        385,263   32,933     8.55    100.00%
                            --------- --------   -------   -------        -------  --------  ------    -------
RELATED BORROWINGS:
Warehouse line agreements..   16,680    1,047       6.28      5.57%       193,370   12,947     6.70     63.44%
CMO borrowings....           278,570   21,166       7.60     92.95        103,180    7,203     6.98     33.85
Reverse repurchase
  agreements......             4,455      285       6.40      1.49          8,270      514     6.22      2.71
                            --------- --------   -------   -------        -------  -------  -------    -------
                             299,705   22,498       7.51    100.00        304,820   20,664     6.78    100.00%
                            --------- --------   -------   =======        -------- -------  -------    =======

CAPITAL EMPLOYED/NET
  INTEREST SPREAD.....      $ 77,782   $7,887       0.54%                $ 80,443  $12,269     1.77%
                            ========= ========   =======                 ========  ========  ======
RETURN ON ASSETS......                              2.09%                                      3.18%
                                                 =======                                      ======


      Interest Income on Investment and Residual Securities. Interest income on investment and residual securities decreased to $3.4 million during 1999 compared to $4.4 million in 1998 as average balances, exclusive of securities valuation allowance, decreased to $27.4 million compared to $28.3 million, respectively. As the Company further implements its new business plan, this portfolio is expected to have a greater impact on operating results in future periods. The weighted average yield decreased to 12.39% during 1999 compared to 15.37% during 1998 primarily due to not recording any accretion of purchase discount for the residual interest in securitization in the third and fourth quarters of 1999 due to reductions in cash flow remittances.

      Interest Income on Loan Receivables. Interest income on commercial mortgages held for investment decreased while interest income on CMO collateral increased as a result of the issuance of the Impac CMB 1998-C1 backed by $317.8 million in commercial mortgage loans in August 1998. The weighted average yield on commercial mortgages held-for-investment increased to 8.48% during 1999 compared to 8.23% during 1998 primarily because of the reclass of lower yielding loans to CMO collateral in connection with this securitization.

      Interest income on finance receivables was eliminated during 1999 as a result of the consolidation of ICCC into Impac and the elimination of intercompany borrowings. For 1999, ICCC's commercial mortgage loans held-for- sale appear as a single line item on the consolidated financial statements of Impac. In previous periods' presentations, mortgage loans held-for-sale appeared as finance receivables on Impac's balance sheet. For comparative purposes, the average commercial mortgage loans held-for-sale decreased to $21.0 million during 1999 compared to $107.8 million of finance receivables during 1998 primarily because the decline and eventual curtailment of the conduit operations' commercial mortgage originations early in 1999 and sales of $172.3 million, $18.9 million and $31.2 million in loans in fourth quarter 1998, second quarter 1999 and third quarter 1999, respectively.

      Interest Expense on Related Borrowings. Interest expense on warehouse lines used to fund finance receivables or mortgage loans held-for-sale decreased to $1.0 million during 1999 compared to $12.9 million in 1998. The average balance of warehouse lines decreased to $16.7 million during 1999 compared to $193.4 million in 1998. The decrease in warehouse line borrowings was a direct result of declining originations at ICCC, the sale of loans in the fourth quarter 1998 and the termination of these lines in the spring of 1999. Weighted average borrowing rates on warehouse lines decreased to 6.28% during 1999 compared to 6.70% during 1998 due primarily to lower short-term interest rates in the first half of 1999 while these lines were used.

      Interest expense on CMO borrowings increased to $21.2 million during 1999 compared to $7.2 million in 1998 as average borrowings increased to $278.6 million compared to $103.2 million, respectively. Average CMO borrowings increased primarily due to the issuance of Impac CMB 1998-C1 in August 1998. The Company also issued a relatively high rate mezzanine-level CMO bond in December 1998 that contributed significantly to increased CMO borrowing rates in 1999 (7.60% during 1999 compared to 6.98% during 1998).

      Impac also pledges CMBS as collateral to borrow under reverse repurchase agreements and expects that such use will increase as the Company further implements its new business plan. Interest expense on these reverse repurchase agreements decreased to $285,000 during 1999 compared to $514,000 in 1998. The average balance under these reverse repurchase agreements decreased to $4.5 million during 1999 compared to $8.3 million in 1998. Weighted average borrowing rates on reverse repurchase agreements increased to 6.40% during 1999 compared to 6.22% during 1998 as a consequence of higher prevailing short-term interest rates during the latter half of 1999.

      Non-Interest Income (Loss). Total non-interest income (loss) increased to income of $2.2 million for 1999 compared to a loss of $18.5 million in 1998. The increase was primarily due to the consolidation of ICCC's operating results for 1999 with those of Impac compared to the same period in 1998 when the Company's equity in ICCC's operating results were accounted for under the equity method and reflected as a component of non-interest income (loss). Impac recorded an equity in net loss of ICCC of $19.2 million in 1998 primarily as a result of losses on sales of mortgage loans due to turmoil in the commercial mortgage market during the fall of 1998. In addition, the Company recorded gains on the sale of mortgage assets of $691,000 in 1999 compared to losses on the sale of mortgage assets of $906,000 in 1998.

      Non-Interest Expense. Total non-interest expense increased to $16.6 million for 1999 compared to $5.2 million in 1998 due in part to a write down of $5.1 million on the residual interest in securitization held-for-trading that is marked to market to earnings each balance sheet date. This compares to a similar adjustment of $1.7 million in 1998. In addition, professional services, personnel, occupancy, general and administrative and other expenses increased to $11.5 million in 1999 from $2.8 million in 1998 primarily as a result of the consolidation of ICCC's operating expenses for 1999 with those of Impac, non-recurring costs incurred in connection with the terminated agreement to merge with AMRESCO and non-recurring lease settlement costs.

      Management Fees. Management fees are computed quarterly on tax basis earnings, which are calculated by adjusting Impac's operating results for financial reporting purposes by various differences between financial reporting basis earnings and tax basis earnings. No management fees were recorded during 1999 because the Company did not meet the required return on equity target during any quarter of 1999 for the manager to earn these fees. This compares to $745,000 earned by the prior manager in 1998.

      Credit Exposures. Impac did not record a provision for loan loss during 1999 compared to $1.5 million recorded in 1998 based on ongoing analysis of loss exposures as well as reduced loan acquisitions during the period. The allowance for loan losses is determined primarily based on management's judgment of net loss potential including specific allowances for any known impaired loans, changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

      The following table sets forth delinquency statistics for commercial mortgages held-for-investment and CMO collateral for the periods indicated (dollars in thousands):


                           AT DECEMBER 31, 1999                 AT DECEMBER 31, 1998
                      -------------------------------     ---------------------------------
                                     UNPAID     PERCENT                  UNPAID     PERCENT
                         NUMBER     PRINCIPAL     OF         NUMBER     PRINCIPAL      OF
                        OF LOANS     AMOUNT   PORTFOLIO    OF LOANS       AMOUNT     PORTFOLIO
                        ---------   -------   ---------   ----------    ---------   ----------

Loans delinquent for:
30 days                       2     $ 4,723      1.55%          -      $     -            -  %
90 days                       4       1,233      0.40           5        4,479          1.18
Total delinquencies,
foreclosures
and bankruptcies              6     $ 5,956      1.95%          5      $ 4,479          1.18%
                         ======     =======      =====       ====      =======          =====


1998 COMPARED TO 1997

      Net Earnings (Loss). Impac recorded a net loss of $11.0 million, or $(1.26) per common share, for the year ended December 31, 1998 compared to net earnings of $2.8 million, or $0.61 per common share, for the period from January 15, 1997 (commencement of operations) through December 31, 1997 (the "Commencement Period"). Impac's net loss for 1998 was primarily the result of losses on the sale of commercial mortgages by ICCC primarily during the fourth quarter of 1998 in order to generate liquidity and help to protect against any future margin calls on borrowings under warehouse line and reverse repurchase facilities due to turmoil in the commercial mortgage market experienced during the third and fourth quarters of 1998. The sales increased Impac's liquidity by $25.6 million, at the time of sale, which allowed Impac to pay its third quarter dividend, repurchase shares of its common stock at a price significantly below book value, purchase the remaining 50% ownership interest in its commercial office building and provided Impac with additional liquidity for general working capital needs. The 1998 net loss also includes a $1.7 million write-down of the residual interest in securitization held-for-trading and an increase of $982,000 in provision for loan losses. These increases to 1998 net loss were partially offset by a 180% increase in net interest income to $14.3 million during 1998 compared to $5.1 million during the commencement period.

      The following table summarizes average balance, interest and weighted average yield on commercial mortgage assets and related borrowings for periods indicated (dollars in thousands):


                                 YEAR ENDED DECEMBER 31, 1999                     COMMENCEMENT PERIOD
                             ----------------------------------------    ----------------------------------------
                                                  WEIGHTED   PERCENT                          WEIGHTED   PERCENT
                             AVERAGE              AVERAGE      OF         AVERAGE             AVERAGE       OF
                             BALANCE   INTEREST    YIELD     PORTFOLIO    BALANCE   INTEREST   YIELD     PORTFOLIO
                             -------   --------   -------    ---------    -------   --------  --------   ---------

MORTGAGE ASSETS:
Investment and
  residual securities       $  28,349   $ 4,357     15.37%    7.36%       $ 12,786   $ 2,234    17.47%    20.29%
                            ---------   --------    -------  -------      --------   -------    ------    ------
Loan receivables:
Commercial mortgages
  held for investment....     127,015    10,452      8.23    32.97          22,030     2,066     9.38     34.97
CMO collateral...........     122,122     9,061      7.42    31.70             233        48    20.60      0.37
Finance receivables......     107,777     9,063      8.41    27.97          27,956     2,372     8.48     44.37
                            ---------   -------     ------   -----         -------   -------    -----     -----
                              356,914    28,576      8.01    92.64          50,219     4,486     8.93     79.71
                            ---------   -------     ------   -----         -------   --------   ------   ------
                              385,263    32,933      8.55   100.00%         63,005     6,720    10.67    100.00%
                            ---------   --------    ------  =======        -------   --------   ------   =======

RELATED BORROWINGS:
Warehouse line agreements..   193,370    12,947      6.70    63.44%         25,463     1,847     7.25     85.06%
CMO borrowings.............   103,180     7,203      6.93    33.85             228        15     6.58      0.76
Reverse repurchase
  agreements...............     8,270       514      6.22     2.71           1,938       115     5.93      6.47
Borrowings on residual
  interest in
  securitization..........        --        --        --       --            2,307       275    11.92      7.71
                            --------- --------    -------   -------         -------    ------   ------   ------
                              304,820   20,664       6.78   100.00          29,936     2,252     7.52    100.00%
                            --------- --------    -------   -------         -------    ------   ------   -------
CAPITAL EMPLOYED/NET
  INTEREST SPREAD........    $ 80,443  $12,269       1.77%                $ 38,069    $4,468     3.15%
                             ======== ========     =======                ========    ======    ======
RETURN ON ASSETS..                                   3.18%                                       7.09%
                                                   =======                                      ======


      Investment and Residual Securities. Interest income on investment and residual securities increased to $4.4 million during 1998 compared to $2.2 during the Commencement Period as average balances, net of securities valuation allowance, increased to $28.3 million compared to $12.8 million, respectively. Weighted average yields decreased to 15.37% during 1998 compared to 17.47% during the Commencement Period.

      Interest Income on Loan Receivables. Interest income on commercial mortgages held-for-investment increased to $10.5 million during 1998 compared to $2.1 million during the Commencement Period as average balances increased to $127.0 million compared to $22.0 million, respectively. The increase in average balances was the result of the acquisition of $522.1 million of commercial mortgages during 1998 compared to $41.2 million during the Commencement Period. Weighted average yields decreased to 8.23% during 1998 compared to 9.38% during the Commencement Period due to the acquisition of lower yielding loans and the decrease in the 10-year treasury yield, which Impac uses as an index to determine initial interest rates on its commercial mortgages.

      Interest income on finance receivables increased to $9.1 million during 1998 compared to $2.4 million during the Commencement Period as average balances increased to $107.8 million compared to $28.0 million, respectively, primarily as a result of an increase in ICCC's loan originations, which are financed by Impac until ICCC sells the loans to third-party investors or to Impac. ICCC originated $425.1 million of commercial mortgages during 1998 compared to $233.5 million during the Commencement Period. The weighted average yield on finance receivables decreased to 8.41% during 1998 compared to 8.48% during the Commencement Period as the prime rate decreased during 1998, which is used as the index to determine the interest rate on finance receivables.

      Interest income on CMO collateral increased to $9.1 million during 1998 compared to $48,000 during the Commencement Period as the average balance of CMO collateral increased to $122.1 million compared to $233,000, respectively, with the August 1998 issuance of Impac CMB 1998 C-1.

      Interest Expense on Related Borrowings. Interest expense on warehouse line agreements used to fund finance receivables to ICCC and commercial mortgages held for investment increased to $12.9 million during 1998 compared to $1.8 million during the Commencement Period as the average balance of warehouse line agreements increased to $193.4 million and $25.5 million, respectively. The increase was a result of an increase in finance receivables made available to ICCC to fund the acquisition of commercial mortgages and to fund commercial mortgages held-for-investment. Weighted average borrowing rates on warehouse line agreements decreased to 6.70% during 1998 compared to 7.25% during the Commencement Period. Interest expense on reverse repurchase agreements increased to $514,000 during 1998 compared to $115,000 during the Commencement Period as the average balance on these reverse repurchase agreements increased to $8.3 million compared to $1.9 million, respectively. Weighted average borrowing rates on reverse repurchase agreements increased 6.22% during 1998 compared to 5.93% during the Commencement Period.

      Non-Interest Income (Loss). Equity in net loss of ICCC for 1998 was $19.2 million compared to earnings of $1.7 million for the Commencement Period. Poor results were primarily the result of the aforementioned $14.3 million loss on sale of commercial mortgages during 1998 compared to a gain on sale of commercial mortgages of $3.7 million during the Commencement Period.

      Non-interest Expense. As previously noted, Impac recorded a $1.7 million write-down of its residual interest in securitizations held-for-trading. In addition, general and administrative and other expense increased to $1.1 million during 1998 compared to $156,000 during the Commencement Period primarily as a result of operational expenses incurred subsequent to August of 1997 as a result of becoming a public company. Additionally, property expense on a commercial office building which Impac owns increased to $779,000 during 1998 compared to $109,000 during the Commencement Period. No charges were incurred for stock compensation as no compensatory stock options were issued in 1998.

      Management Fees. Although Impac recorded a net loss during 1998 for financial reporting purposes, tax basis earnings, were approximately $11.7 million. As a result, Impac recorded management fees of $745,000 for 1998 under the terms of the management agreement with its former manager. Tax basis earnings were substantially higher in 1998 because Impac's equity in losses of ICCC totaling $19.2 million were excluded from taxable earnings (ICCC, as a non-REIT corporation, filed a separate tax return).

      Credit Exposures. Impac recorded provision for loan losses of $1.5 million during 1998 compared to $564,000 during the Commencement Period. Correspondingly, the allowance for loan losses increased to $2.1 million at December 31, 1998 compared to $564,000 at December 31, 1997. The provision increased because of the increase in the commercial mortgage loan portfolio.

RESULTS OF OPERATIONS--ICCC

1998 COMPARED TO 1997

      Net Earnings. ICCC recorded a net loss of $(20.2) million during the year ended December 31, 1998 compared to net earnings of $1.4 million in 1997. The Company's net loss for 1998 was primarily the result of an increase of $18.0 million in loss on sale of commercial mortgages held-for-sale, an increase of $1.0 million in net interest loss and an increase of $4.2 million in other operating expense.

      Net Interest Income (Expense). ICCC's net interest expense increased by $1.0 million to $(1.0) million during 1998 compared to $57,000 during 1997 as the deterioration of the CMBS market forced ICCC to hold commercial mortgages in its portfolio during 1998. Commercial mortgages held-for-sale earned lower yields than interest rates paid on borrowings used to finance the commercial mortgages. The average yield earned on commercial mortgages held-for-sale was 7.88% during 1998 compared to financing costs of 8.40%.

      Non-Interest Income. The loss on sale of commercial mortgages held-for-sale during 1998 was $14.3 million compared to a gain on sale of commercial mortgages held-for-sale of $3.7 million during 1997. The loss on sale of commercial mortgages held-for-sale was the result of the sale of commercial mortgages during the fourth quarter of 1998 in order to generate liquidity and to help protect ICCC against any future margin calls on its borrowings under warehouse line and reverse repurchase facilities. ICCC's lenders required margin calls on the Company's warehouse line and reverse repurchase facilities due to turmoil in the CMBS market during the third and fourth quarters of 1998. In order to meet those margin calls and provide additional liquidity, ICCC completed the sale of $172.3 million of commercial mortgages during the fourth quarter of 1998.

      Non-Interest Expense. Other operating expense increased to $5.5 million during 1998 compared to $1.4 million during 1997 as ICCC's loan originations increased to $425.1 million compared to $233.5 million, respectively. Personnel expense increased to $2.5 million during 1998 compared to $38,000 during 1997 as ICCC's staffing increased to 89 employees at September 30, 1998 compared to 50 employees at December 31, 1997 and 27 employees at September 30, 1997. During the fourth quarter of 1998, ICCC reduced its staff levels by 35% due to the decrease in loan originations during the second half of 1998 compared to the first half of 1998. In addition, occupancy expense increased to $1.0 million during 1998 compared to $160,000 during 1997 and general and administrative and other expense increased to $1.1 million compared to $288,000, respectively, due to the increase in ICCC's staffing levels and the expansion of its loan origination operations.

LIQUIDITY AND CAPITAL RESOURCES

      Impac's business operations, including the acquisition of mortgage assets, are primarily funded from monthly interest and principal payments from its commercial mortgage and CMBS portfolios, reverse repurchase agreements secured by commercial mortgages and CMBS, CMOs, proceeds from the sale of commercial mortgages, and proceeds from stock issuances. Impac's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by Impac's lenders and/or investors to make additional funds available to Impac in the future will depend upon a number of factors, such as Impac's compliance with the terms of its existing credit arrangements, Impac's financial performance, industry and market trends, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities (see "Effects of Interest Rate Changes" and "Risks Associated with Credit-sensitive Investments").

      As of December 31, 1999, borrowings under repurchase agreements were secured by CMBS and other securities and had maturities of less than 31 days. The Company has uncommitted repurchase facilities with investment banking firms to finance these assets, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these agreements, including interest rates, are negotiated on a transaction-by-transaction basis. Amounts available for borrowing under these agreements are dependent upon the fair value of the securities pledged as collateral, which may fluctuate with changes in interest rates and the securities' credit quality.

      Borrowings under reverse repurchase agreements secured by recent purchases of adjustable-rate CMBS will more closely match the interest rate adjustment features and expected life of these investments such that the Company anticipates it can earn more consistent net interest spreads on these investments.

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

      The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and derivative financial instruments ("derivatives") held, if any, are included in this analysis. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of December 31, 1999 the Company had the following interest sensitivity profile:


                                           IMMEDIATE CHANGE IN:
                               (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                               ---------------------------------------------
30-day LIBOR rate                   Down 100            Up 100
10-year U.S. Treasury rate          Down 100            Up 100

2000 Projected 12-month earnings     $(403)              $404
change*

*Note that the impact of actual or planned acquisitions of mortgage assets subsequent to year-end (beyond acquisitions necessary to replace runoff) and any new business activities were not factored into the simulation model for purposes of this disclosure.

      Income simulation modeling is a primary tool used to assess the direction and magnitude of changes in net margins on mortgage assets resulting from changes in interest rates. Key assumptions in the model include prepayment rates on mortgage assets, changes in market conditions, and management's capital plans. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net margins or precisely predict the impact of higher or lower interest rates on net margins. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and other changes in market conditions, management strategies and other factors.

EFFECTS OF INTEREST RATE CHANGES

      Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on mortgage assets, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. Because a substantial portion of the Company's mortgage assets are adjustable-rate CMBS, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying adjustable-rate CMBS. The Company may invest in derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At December 31, 1999 the Company did not own any derivatives as a hedge against rising interest rates.

      Another effect of changes in interest rates is that as long-term interest rates decrease the rate of principal prepayments on loans underlying CMBS may increase. To the extent the proceeds of prepayments on mortgage assets cannot be reinvested at a rate of interest at least equal to the rate previously earned on such investments, earnings may be adversely affected. In addition, the rates of interest earned on adjustable-rate CMBS generally will decline during periods of falling short-term interest rates.

      Changes in interest rates also impact earnings recognized from interest-only mortgage securities. The amount of income that may be generated from interest-only mortgage securities is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments may increase, reducing or even turning negative the overall return on these investments. Conversely, if mortgage interest rates rise, interest-only mortgage securities tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns.

      CMO residuals behave similarly to interest-only mortgage securities. If mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, thereby reducing or even turning negative the overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a fixed-rate CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

      The Company may periodically sell mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in 1999, it may become prudent to significantly reposition the mortgage asset portfolios to mitigate exposure to further declines in mortgage interest rates.

RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

      CMBS are generally viewed as exposing an investor to greater risk of loss than residential mortgage-backed securities since such securities are typically secured by larger loans to fewer obligors than residential mortgage- backed securities. Commercial property values and net operating income are subject to volatility, and net operating income may be sufficient or insufficient to cover debt service on the related mortgage loan at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.

      Additionally, commercial properties may not readily be convertible to alternative uses if such properties were to become unprofitable due to competition, age of improvements, decreased demand, regulatory changes or other factors. The conversion of commercial properties to alternate uses generally requires substantial capital expenditures, which may or may not be available.

      The availability of credit for commercial mortgage loans will be significantly dependent upon economic conditions in the markets where such properties are located, as well as the willingness and ability of lenders to make such loans. The availability of funds in the credit markets fluctuates and there can be no assurance that the availability of such funds will increase above, or will not contract below current levels. In addition, the availability of similar commercial properties, and the competition for available credit, may affect the ability of potential purchasers to obtain financing for the acquisition of properties. This could effect the repayment of commercial mortgages pledged to secure CMBS.

      Credit-sensitive residential mortgage-backed securities differ from CMBS in several important ways, yet can still carry substantial credit risk. Residential mortgage securities typically are secured by smaller loans to more obligors than CMBS, thus spreading the risk of mortgagor default. However, most of the mortgages supporting these securities are made to homeowners that do not qualify for Agency loan programs for reasons including loan size, financial condition, or work or credit history that may be indicative of higher risk of default than loans qualifying for such programs. As with CMBS, in instances of default the Company may incur losses if the proceeds from the sale of the underlying collateral less related foreclosure costs, are less than the unpaid principal balance of the mortgage loan. However, with residential mortgage-backed securities, this risk may be mitigated by various forms of credit enhancements including, but not limited to, primary mortgage insurance.

      Through the process of securitizing both commercial and residential mortgages, credit risk can be heightened or minimized. Senior classes in multi-class securitizations generally have first priority over cash flows from a pool of mortgages and, as a result, carry the least risk, highest investment ratings and the lowest yields. Typically a securitization will also have mezzanine classes and subordinated classes. Mezzanine classes will generally have somewhat lower credit ratings and may have average lives that are longer than the senior classes. Subordinate classes are junior in the right to receive cash flow from the underlying mortgages, thus providing credit enhancement to the senior and mezzanine classes. As a result, subordinated securities will have lower credit ratings because of the elevated risk of credit loss inherent in these securities.

      The availability of capital from external sources to finance investments in credit-sensitive CMBS and residential mortgage-backed securities that are not financed to maturity at acquisition may be diminished during periods of mortgage finance market illiquidity, such as was experienced in 1998. Additionally, if market conditions deteriorate resulting in substantial declines in value of these securities, sufficient capital may not be available to support the continued ownership of such investments, requiring these securities to be sold at a loss.

      There can be no assurance as to what extent, if any, beyond the initial purchases of higher yielding CMBS described previously, the Company's new business plan will be fully implemented and, if fully implemented, whether or not it will be successful in meeting the Company's goals. In addition, there can be no assurance that the Company will be able to successfully assess and monitor these risks.

YEAR 2000 COMPLIANCE

      On behalf of Impac, FIC Management took the necessary steps to ensure that its software systems and applications would not fail or create erroneous results by or at December 31, 1999 ("Year 2000 compliant"). FIC Management also took steps to ensure that the vendors it utilizes and institutions that it interfaces with on behalf of Impac had also taken the necessary steps to become Year 2000 compliant. The financial costs to Impac of becoming Year 2000 compliant did not exceed $50,000. Impac and FIC Management experienced no material instances of Year 2000 compliance failures.

FORWARD LOOKING STATEMENTS

      This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. The Company's actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of the Company's investments and unforeseen factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments, fluctuations in and market expectations for fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivatives, including certain derivatives embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for the Company's fiscal year ending December 31, 2001. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this item is included above in "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item 8 is incorporated by reference to the Consolidated Financial Statements of Impac and related Independent Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is included in the Company's 2000 definitive Proxy Statement under the captions "Election of Directors" and "Management" and is incorporated by reference herein pursuant to General Instruction G(3) of Form 10-K. This Proxy Statement will be filed with the SEC prior to April 30, 2000.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item is included in the Company's 2000 definitive Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" "Performance Graph," and "Executive Compensation" and is incorporated by reference herein pursuant to General Instruction G(3) of Form 10-K. This Proxy Statement will be filed with the SEC prior to April 30, 2000.

ITEM 12.    SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

      The information required by this item is included in the Company's 2000 definitive Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners" and is incorporated by reference herein pursuant to General Instruction G(3) of Form 10-K. This Proxy Statement will be filed with the SEC prior to April 30, 2000.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is included in the Company's audited financial statements for the year ended December 31, 1999. See "Item 8 - Financial Statements and Supplementary Data" specifically Notes 13 and 14.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) All schedules, other than the required financial data schedule filed as exhibit 27 hereto, have been omitted because they are either not applicable, not required or the information required has been disclosed in the Consolidated Financial Statements and related Notes to Consolidated Financial Statements at page F-1, or are otherwise included in Form 10-K.

      (b)   Reports on Form 8-K--None.

      (c)   Exhibits

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  3.1       Amended and Restated Articles of Incorporation of the
            Company.(1)
  3.1(a)    Articles of Amendment of Company.(1)
  3.1(b)    Articles of Amendment of Company.(2)
  3.1(c)    Articles Supplementary and Certificate of Correction for Series
            A Junior Participating Preferred Stock of the Company.(6)
  3.1(d)    Articles Supplementary for Series B 8.5% Cumulative Convertible
            Preferred Stock of the Company.(5)
  3.2       Bylaws of the Company.(1)
  4.1       Form of Common Stock Certificate of the Company.(1)
  4.2       Rights Agreement, dated October 7, 1998, between the Company and BankBoston, N.A.(3)
  10.1      Stock Purchase Agreement, dated May 5, 1999, between Fortress
            Partners, L.P. and the Company.(5)
  10.2      Amended and Restated Management Agreement, dated May 5, 1999, between FIC Management and the Company.(5)
  10.3      Submanagement Agreement, dated May 6, 1999, between FIC
            Management, Inc., Fortress Partners, L.P. and the Company.(5)
  10.4      Registration Rights Agreement, dated May 5, 1999, between
            Fortress Partners, L.P. and the Company.(5)
  10.5      1997 Stock Option and Awards Plan.(1)
  10.6      Lease, dated December 8, 1997, among the Company, Impac
            Commercial Capital Corporation and The Irvine Company.(1)
  10.7      Revolving Credit and Term Loan Agreement, dated August 21,
            1997, between the Company and Impac Mortgage Holdings, Inc.(4)
  10.8      Real Estate Purchase, Sale and Escrow Agreement, dated August
            25, 1997, by and between TW/BRP Dove, LLC and IMH/ICH Dove
            Street, LLC. (4)
  21        Subsidiaries of the Company.*
  23.1      Consent of KPMG LLP re: Company.*
  23.2      Consent of KPMG LLP re: Impac Commercial Capital Corporation.*
  24.1      Power of Attorney (included on signature page).
  27        Financial Data Schedule (electronic filing only).*

(1) Incorporated by reference to, and all such exhibits have the corresponding exhibit number filed as part of the Company's registration statement on Form S-11 (File No. 333-25423) and Amendments Nos. 1, 2, 3, 4, and 5 thereto filed with the Securities and Exchange Commission on April 18, June 10, June 30, July 8, July 17 and July 29, 1997, respectively.
(2) Incorporated by reference to exhibit number 3.1(a) of the Company's Current Report on Form 8-K, as amended, dated January 28, 1998.
(3) Incorporated by reference to the corresponding exhibit number of the Company's Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on October 14, 1998.
(4) Incorporated by reference to the corresponding exhibit number of the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997.
(5) Incorporated by reference to the corresponding exhibit number of the Company's Current Report on Form 8- K filed with the Securities and Exchange Commission on May 20, 1999.
(6) Incorporated by reference to the corresponding exhibit number of the Annual Report on Form 10-K for the period ended December 31, 1998.
*     Filed herewith.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 29th day of March, 2000.

                                IMPAC COMMERCIAL HOLDINGS, INC.


                                By: /s/ Randal A. Nardone
                                    -----------------------------
                                    Randal A. Nardone
                                    Secretary


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons in the capacities and on the dates indicated.



         SIGNATURE                       TITLE                     DATE
         ---------                       -----                     ----

/s/    Wesley Edens          Chairman of the Board and Chief   March 29, 2000
-------------------------    Executive Officer (Principal
       Wesley Edens          Executive Officer)


/s/   Gregory Hughes         Chief Financial Officer           March 29, 2000
-------------------------    (Principal Accounting Financial
      Gregory Hughes         and Accounting  Officer)


/s/   Robert Kauffman        President and Director            March 29, 2000
-------------------------
      Robert Kauffman


/s/  Frank P. Filipps        Director                          March 29, 2000
--------------------------
     Frank P. Filipps


/s/ Joseph R. Tomkinson      Director                          March 29, 2000
---------------------------
    Joseph R. Tomkinson


/s/ Christopher Mahowald     Director                          March 29, 2000
---------------------------
    Christopher Mahowald



                      INDEPENDENT AUDITORS' REPORT AND
                     CONSOLIDATED FINANCIAL STATEMENTS


                                   INDEX


                                  IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                                  ------------------------------------------------

                                                                                                                 PAGE

Independent Auditors' Report...................................................................................  F-2
Consolidated Balance Sheets at December 31, 1999 and 1998......................................................  F-3
Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the years ended December 31,
   1999 and 1998 and for the period from January 15, 1997 (commencement of operations) through
   December 31, 1997...........................................................................................  F-4
Consolidated Statement of Changes in Stockholders' Equity for the period from January 15, 1997
   (commencement of operations) through December 31, 1999......................................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997.........................................................................F-6
Notes to Consolidated Financial Statements.....................................................................  F-7

                                IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY
                                ---------------------------------------------------

Independent Auditors' Report...................................................................................  F-19
Consolidated Balance Sheet at December 31, 1998................................................................  F-20
Consolidated Statements of Operations for the year ended December 31, 1998 and for the period from               F-21
   January 15, 1997 (commencement of operations) through December 31, 1997.....................................
Consolidated Statement of Changes in Shareholders' Equity and for the period from January 15, 1997               F-22
   (commencement of operations) through December 31, 1998......................................................
Consolidated Statements of Cash Flows for the year ended December 31, 1998 and for the period from               F-23
   January 15, 1997 (commencement of operations) through December 31, 1997.....................................
Notes to Consolidated Financial Statements.....................................................................  F-24




                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Commercial Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of Impac Commercial Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive earnings (loss), changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Commercial Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.


                                                               /S/ KPMG LLP
                                                               ------------

Orange County, California
March 3, 2000, except as to
Notes 10 and 11 to the
consolidated financial
statements, which are as
of March 23, 2000.



              IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                                 DECEMBER 31
                                                                                         ----------------------------
                                                                                            1999            1998
                                                                                         ------------    ------------

                                         ASSETS
                                         ------
Cash and cash equivalents............................................................... $   25,418      $   14,161
Investment securities held available-for-sale...........................................     31,489          17,154
Residual interest in securitization held-for-trading....................................      4,100           8,790
Loan receivables:
   Collateralized mortgage obligation ("CMO") collateral................................    312,152         326,559
   Finance receivables..................................................................         --          40,972
   Commercial mortgages held for investment.............................................      4,362          24,569
   Allowance for loan losses............................................................     (1,427)         (2,110)
                                                                                         ------------    ------------
       Net loan receivables.............................................................    315,087         389,990
Investment in Impac Commercial Capital Corporation ("ICCC").............................         --         (15,016)
Due from affiliates.....................................................................         --          22,131
Premises and equipment, net.............................................................          1           9,146
Accrued interest receivable.............................................................      2,355           2,627
Other assets............................................................................        707           2,236
                                                                                         ------------    ------------
                                                                                         $  379,157      $  451,219
                                                                                         ============    ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
CMO borrowings.......................................................................... $  274,529      $  285,021
Reverse repurchase agreements...........................................................      3,936           4,869
Warehouse line agreements...............................................................         --          45,654
Due to affiliates.......................................................................         67          11,170
Other liabilities.......................................................................      3,831           1,168
                                                                                         ------------    ------------
                                                                                            282,363         347,882

Commitments and contingencies
Stockholders' equity:
   Preferred Stock; $0.01 par value; 5,520 shares authorized; no shares outstanding.....         --              --
   Class A Convertible Preferred Stock; $0.01 par value; 3,000 shares authorized;
     no shares outstanding..............................................................         --              --
   Series A Junior Participating Preferred Stock; $0.01 par value; 1,000 shares
     authorized; no shares outstanding..................................................         --              --
   Series B 8.5% Cumulative Convertible Preferred Stock; $0.01 par value; 480 shares authorized, issued and outstanding at December 31, 1999 and none as of
     December 31, 1998 ($12,000 aggregate liquidation preference).......................          5              --
   Class A Common Stock; $0.01 par value; 4,000 shares authorized;
     no shares outstanding..............................................................         --              --
   Common Stock; $0.01 par value; 46,000 shares authorized; 8,418 and 8,625
     shares issued and outstanding at December 31, 1999 and 1998, respectively..........         84              86
   Additional paid-in-capital...........................................................    137,522         127,004
   Accumulated other comprehensive earnings (loss)......................................     (7,497)             24
   Accumulated deficit..................................................................    (33,320)        (23,777)
                                                                                         ------------    ------------
                                                                                             96,794         103,337
                                                                                         ------------    ------------
                                                                                         $  379,157      $  451,219
                                                                                         ============    ============

        See accompanying notes to consolidated financial statements.



              IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                     AND COMPREHENSIVE EARNINGS (LOSS)

               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------       COMMENCEMENT
                                                                           1999          1998            PERIOD
                                                                        ---------     ----------      -------------
INTEREST INCOME:
   Commercial mortgage assets.......................................... $   30,385    $   32,933         $  6,720
   Cash equivalents and due from affiliates............................      1,261         2,912              739
                                                                        ------------  ------------       ----------
     Total interest income.............................................     31,646        35,845            7,459
                                                                        ------------  ------------       ----------

INTEREST EXPENSE:
   CMO borrowings_                                                          21,166         7,203               15
   Reverse repurchase and warehouse line agreements....................      1,332        13,461            1,962
   Other borrowings....................................................        435           912              373
                                                                        ------------  ------------       ----------
     Total interest expense............................................     22,933        21,576            2,350
                                                                        ------------  ------------       ----------

   Net interest income.................................................      8,713        14,269            5,109
     Provision for loan losses.........................................         --         1,546              564
                                                                        ------------  ------------       ----------
   Net interest income after provision for loan losses.................      8,713        12,723            4,545
                                                                        ------------  ------------       ----------

NON-INTEREST INCOME (LOSS):
   Equity in net earnings (loss) of ICCC...............................         --       (19,199)           1,694
   Gain (loss) on sale of loans........................................        691          (906)              --
   Rental income.......................................................      1,244         1,521              160
   Other income........................................................        263            86               14
                                                                        ------------  ------------       ----------
     Total non-interest income (loss)..................................      2,198       (18,498)           1,868
                                                                        ------------  ------------       ----------

NON-INTEREST EXPENSE:
   Write-down of residual interest in securitization held-for-trading..      5,114         1,690               --
   Professional services...............................................      4,443           797              640
   General and administrative and other expense........................      3,735         1,106              156
   Personnel expense...................................................      1,560            19               --
   Occupancy expense...................................................      1,054           102               --
   Property expense....................................................        720           779              109
   Management fees.....................................................         --           745               --
   Stock compensation expense..........................................         --            --            2,697
                                                                        ------------  ------------       ----------
     Total non-interest expense........................................     16,626         5,238            3,602
                                                                        ------------  ------------       ----------

   NET EARNINGS (LOSS).................................................     (5,715)      (11,013)           2,811
     Less cash dividends on cumulative convertible preferred stock.....       (669)           --               --
                                                                        ------------  ------------       ----------
   Net earnings (loss) available to common stockholders................ $   (6,384)   $  (11,013)        $  2,811
                                                                        ============  ============       ==========

     NET EARNINGS (LOSS) PER SHARE--BASIC AND DILUTED................... $    (0.75)   $    (1.26)        $   0.61
                                                                        ============  ============       ==========

OTHER COMPREHENSIVE EARNINGS (LOSS):
   Net earnings (loss)................................................. $   (5,715)   $  (11,013)        $  2,811
   Unrealized gains (losses)...........................................     (7,521)          184             (160)
                                                                        ------------  ------------       ----------
   Comprehensive earnings (loss)....................................... $  (13,236)   $  (10,829)        $  2,651
                                                                        ============  ============       ==========

        See accompanying notes to consolidated financial statements.



              IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             CLASS A              ACCUMULATED
                                       PREFERRED STOCK    COMMON STOCK     COMMON STOCK             OTHER
                                       ---------------    ------------     ------------    ADDIT-   COMPRE-             TOTAL
                                         NUMBER           NUMBER           NUMBER          IONAL    HENSIVE    ACCUMU-  STOCK-
                                          OF     DOLLAR    OF     DOLLAR     OF    DOLLAR  PAID-IN  EARNINGS    LATED   HOLDERS'
                                         SHARES  AMOUNT   SHARES  AMOUNT   SHARES  AMOUNT  CAPITAL   (LOSS)    DEFICIT  EQUITY
                                         ------  ------   ------  ------   ------  ------  -------  ---------  -------  -------

BALANCE, JANUARY 15, 1997
 (commencement of operations)........       --   $--       --      $--     --      $--    $    --    $   --   $    --  $    --
Sale of common stock to IMH
  and certain officers and
  directors of the Company ..........                      599       6     --       --      2,697        --        --     2,703
Conversion of promissory
  notes to preferred stock...........    3,000    30        --      --     --       --     14,970        --        --    15,000
Dividends declared ($0.53 per share)...     --    --        --      --     --       --         --        --    (4,250)   (4,250)
Net proceeds from public stock offering     --    --      6,325     63     --       --     86,961        --        --    87,024
Class A Common Stock issued to IMH for
  ICCC preferred stock.................     --    --         --     --     95        1        113        --        --       114
Conversion of preferred shares to
  Class A Common Stock................. (3,000)  (30)       720      7    280        3         20        --        --        --
Conversion of common shares to
  Class A Common Stock.................     --    --       (299)    (3)   299        3         --        --        --        --
Other comprehensive loss...............     --    --         --     --     --       --         --      (160)       --      (160)
Net earnings...........................     --    --         --     --     --       --         --        --     2,811     2,811
                                        -------  ----     ------   ----   ----     ---    -------    ------   -------- --------
BALANCE, DECEMBER 31, 1997.............     --    --      7,345     73    674        7    104,761      (160)   (1,439)  103,242
Dividends declared ($1.30 per share)...     --    --         --     --     --       --         --        --   (11,325)  (11,325)
Net proceeds from public stock offering     --    --      2,217     22   (217)      (2)    28,368        --        --    28,388
Repurchase of capital stock............     --    --       (937)    (9)  (457)      (5)    (6,125)       --        --    (6,139)
Other comprehensive earnings...........     --    --         --     --     --       --         --       184        --       184
Net loss...............................     --    --         --     --     --       --         --        --   (11,013)  (11,013)
                                         -----   ----     ------    ---  -----     ---     -------    ------  -------- --------
BALANCE, DECEMBER 31, 1998.............     --    --      8,625     86     --       --     127,004       24   (23,777)  103,337
Dividends declared:
  Common ($0.375 per share)............     --    --         --     --     --       --          --       --    (3,159)   (3,159)
  Preferred ($1.394 per share).........     --    --         --     --     --       --          --       --      (669)     (669)
Repurchase of capital stock............     --    --       (207)    (2)    --       --      (1,070)      --        --    (1,072)
Net proceeds from issuance of
  preferred stock .....................    480     5         --     --     --       --      11,588       --        --    11,593
Other comprehensive loss...............     --    --         --     --     --       --          --   (7,521)       --    (7,521)
Net loss...............................     --    --         --     --     --       --          --       --    (5,715)   (5,715)
                                         -----   ----     ------   ----  -----     ---    ---------  ------- --------  ---------
BALANCE, DECEMBER 31, 1999.............    480   $ 5      8,418    $84     --      $--    $137,522  $(7,497) $(33,320) $ 96,794
                                         =====   ====     ======   ====  =====      ===   ========  ======== ========= =========

        See accompanying notes to consolidated financial statements.




              IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)

                                                                                YEAR ENDED DECEMBER 31
                                                                               -----------------------     COMMENCEMENT
                                                                                 1999           1998           PERIOD
                                                                               --------      ----------    -------------
OPERATING ACTIVITIES:
   Net earnings (loss).....................................................    $ (5,715)      $(11,013)     $  2,811
   Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
      Equity in losses (earnings) of ICCC..................................          --         19,199        (1,694)
      Stock compensation expense...........................................          --             --         2,697
      Provision for loan losses/repurchases................................          47          1,546           564
      Purchase of residual interest in securitization held-for-trading.....          --             --       (10,098)
      Principal reductions on residual interest in securitization
        held-for-trading..................................................          470          1,387         1,178
      Write-down of residual interest in securitization held-for-trading...       5,114          1,690            --
      Accretion of residual interest in securitization held-for-trading....        (894)        (1,931)       (1,016)
      Amortization of investment securities discount.......................        (164)          (152)          (48)
      Depreciation and amortization........................................       2,856          1,503            65
      Writedown of REO.....................................................       3,480             --            --
      Net change in commercial mortgages held-for-sale.....................      45,089             --            --
      Net change in accrued interest receivable............................         544         (1,266)       (1,361)
      Net change in other assets and liabilities...........................       4,850            848          (366)
      Net change in due from and due to affiliates.........................         810        (29,536)        6,475
                                                                                --------      ---------      --------
       Net cash provided by (used in) operating activities.................      56,487        (17,725)         (793)
                                                                                --------      ---------      --------

INVESTING ACTIVITIES:
   Purchase of commercial mortgages held for investment....................          --       (478,840)      (74,967)
   Proceeds from sale of commercial mortgages held for investment..........       4,017        165,380            --
   Principal reductions on commercial mortgages held for investment........       8,365         26,612         7,922
   Increase in finance receivables.........................................          --       (438,495)     (228,821)
   Principal reductions on finance receivables.............................          --        493,235       133,110
   Investment in CMO collateral............................................          --        (14,286)           --
   Principal reductions on CMO collateral..................................       6,993         16,046            --
   Purchase of investment securities held available-for-sale...............     (24,357)            --       (20,202)
   Principal reductions on investment securities held available-for-sale...       2,666          2,535           737
   Purchase of premises and equipment......................................      (2,317)        (1,338)       (3,922)
   Proceeds from sale of premises and equipment............................      11,700             --            --
   Contributions to ICCC...................................................         692             --        (2,375)
                                                                                --------      ---------     ---------
        Net cash provided by (used in) investing activities................       7,759       (229,151)     (188,518)
                                                                                --------      ----------    ---------

FINANCING ACTIVITIES:
   Net change in warehouse line and reverse repurchase agreements..........     (50,497)       (49,692)      100,215
   Net change in CMO borrowings............................................     (10,492)       280,845         4,176
   Issuance of common and preferred shares.................................      11,593         28,348        87,031
   Repurchase of common shares.............................................      (1,072)            --            --
   Issuance of promissory notes............................................          --             --        15,000
   Dividends paid..........................................................      (2,521)       (14,372)       (1,203)
                                                                                --------       --------      ---------
        Net cash provided by financing activities..........................     (52,989)       245,129       205,219
                                                                                --------       --------      ---------
Net change in cash and cash equivalents....................................      11,257         (1,747)       15,908
Cash and cash equivalents at beginning of period...........................      14,161         15,908            --
                                                                                --------      --------       ---------
Cash and cash equivalents at end of period.................................     $25,418       $ 14,161       $15,908
                                                                                =======       ========       =========
SUPPLEMENTARY INFORMATION:
   Interest paid...........................................................     $23,107       $ 20,236       $ 1,974
NON-CASH TRANSACTIONS:
   Transfer of loans from held for investment to CMO collateral............       3,169        325,001         4,255
   Transfer of loans to other real estate owned............................       4,632             --            --
   Repurchase of common shares and Class A Common Stock....................          --          6,139            --
   Acquisition of premises and other assets in exchange for debt...........          --          6,000            --
   Increase (decrease) in accumulated other comprehensive earnings (losses)      (7,521)           184          (160)
   Class A Common Stock issued to IMH for ICCC preferred shares............          --             --           114
   Conversion of promissory notes to preferred shares......................          --             --        15,000
   Conversion of common and preferred shares to Class A Common Stock.......          --             --        15,003
   Dividends declared and unpaid...........................................       1,307             --         3,047

                       See accompanying notes to consolidated financial statements.



              IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED STATEMENTS
                             DECEMBER 31, 1999


NOTE 1--BUSINESS

      Impac Commercial Holdings, Inc. and subsidiaries ("Impac" or the "Company"), a specialty commercial property finance company, earns income from investing in commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market. In response to certain market conditions and other factors, certain management changes were made in 1999 and the Company's business plan has been modified. During 1999 Impac substantially completed repositioning the assets in its portfolio by selling certain assets, temporarily curtailing its mortgage conduit operations and is in the process of investing in higher yielding assets and evaluating other strategies with the goal of restoring profitability.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated financial statements include the accounts of Impac Commercial Holdings, Inc. (the "Parent"), its special-purpose finance subsidiary and certain other entities, including, beginning January 1, 1999, Impac Commercial Capital Corporation ("ICCC"). ICCC was previously reflected as an unconsolidated affiliate using the equity method; however, on March 31, 1999 the Parent acquired the outstanding common stock of ICCC representing 5% of the economic interest in ICCC. As a result, ICCC is now a wholly-owned subsidiary of the Parent and beginning January 1, 1999 the consolidated financial statements include the accounts of ICCC. All significant intercompany balances and transactions have been eliminated. Substantially all of the assets of the special-purpose finance subsidiary are pledged to secure collateralized mortgage obligations ("CMOs") and are not available for the satisfaction of general claims of Impac. The Parent has no responsibility for CMOs beyond the assets pledged as collateral.

     COMMENCEMENT PERIOD

     The Company commenced operations on January 15, 1997. References to the commencement period refer to the period from January 15, 1997 to December 31, 1997.

     RECLASSIFICATIONS

     Certain amounts have been reclassified to conform to the current year presentation.

     USE OF ESTIMATES

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

     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include unrestricted cash on hand and highly liquid investments with original maturities of three months or less.

     COMMERCIAL MORTGAGE ASSETS AND FINANCE RECEIVABLES

     Commercial mortgage assets held in the form of mortgage-backed securities are debt securities. Management determines the appropriate classification of debt securities at the time of purchase or securitization, if previously held as mortgage loans, and periodically reevaluates such designation. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains (losses) reported as a separate component of Accumulated other comprehensive earnings (loss) in stockholders' equity. Trading securities are stated at fair value with unrealized gains and losses included in earnings. Mortgage loans are carried at the lower of cost or market determined on an aggregate basis.

     Interest is recorded as income when earned. Any premium or discount is recognized as an adjustment to interest income by the interest method over the life of the related mortgage asset. Realized gains (losses) are included in Other income. The cost of assets sold is based on the specific identification method.

     Commercial mortgage assets, including commercial mortgages underlying finance receivables when held (see below), are continually evaluated for collectibility and, if appropriate, may be placed on nonaccrual status, generally when payments are 90 days past due, and previously accrued interest may be reversed from income. Other than temporary impairment, if any, is recognized in operating results at such time as a determination is made that the Company will not recover its recorded investment. Any such other than temporary impairment represents the difference between fair value of the impaired asset and its carrying value.

     Prior to August 1999, the Company, operated a mortgage conduit, originating commercial loans through ICCC. Finance receivables represented warehouse lines of credit with ICCC collateralized by commercial mortgage loans. As a result of the consolidation of ICCC and the curtailment of the conduit operations, the balance of finance receivables was zero as of December 31, 1999. Finance receivables were stated at the principal balance outstanding. Interest income was recorded on the accrual basis in accordance with the terms of the underlying commercial mortgages.

     ALLOWANCE FOR LOAN LOSSES

     The Company maintains an allowance for losses on commercial mortgages held for investment, CMO collateral and, previously, Finance receivables, at an amount which it believes is sufficient to provide adequate protection against losses on these investments. The allowance is based on management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of these investments, and current economic conditions that may affect the borrower's ability to pay. A provision is recorded for all loans or portions thereof deemed to be uncollectible thereby increasing the allowance for loan losses. Subsequent recoveries previously charged off are credited back to the allowance.

     DERIVATIVE FINANCIAL INSTRUMENTS

     The Company may acquire derivative financial instruments ("Derivatives") for risk management purposes. Derivatives acquired from time to time may include interest rate floors, swaps and caps, U.S. Treasury futures contracts and options; written options on mortgage assets or various other Derivatives available in the market place that are compatible with the Company's risk management objectives. Owners of Derivatives have credit risk associated with the counterparties to the instruments. The Company manages this risk by dealing only with large, financially sound investment banking firms. The Company did not hold any Derivatives during 1999.

     Realized and unrealized gains (losses) on Derivatives not designated as hedges are taken directly to operating results. Realized and unrealized gains (losses) on Derivatives designated as hedges reduce (increase) the carrying amount of the assets hedged. Ongoing correlation and effectiveness of such Derivatives is measured by comparing the change in value of the hedges with the change in value of the assets hedged. Should a hedge prove ineffective, hedge accounting would cease and the change in value of the hedge instruments would be reflected in operating results. The cost of acquiring Derivatives designated as hedges is reflected as a charge to operating results as a component of the related hedged item over the contractual lives of the instruments.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement o Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for Derivatives, including certain Derivatives embedded in other contracts and for hedging activities. It requires that an entity recognizes all Derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. If certain conditions are met, a Derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This statement is effective for the Company's fiscal year ending December 31, 2001. The Company believes that the adoption of SFAS 133 will not have a material impact on the Company's financial position or results of operations.

     PREMISES AND EQUIPMENT

     Premises and equipment are stated at cost, less accumulated depreciation or amortization. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (three to twenty years).

     BORROWINGS

     CMOs and borrowings under repurchase arrangements are carried at their unpaid principal balances, net of unamortized discount or premium. Any discount or premium is recognized as an adjustment to interest expense by the interest method over the expected term of the related borrowings.

     INCOME TAXES

     Impac operates so as to qualify as a real estate investment trust
 (REIT) under the requirements of the Internal Revenue Code (the Code). Requirements for qualification as a REIT include various restrictions on ownership of Impac's stock, requirements concerning distribution of taxable income and certain restrictions on the nature of assets and sources of income. A REIT must distribute at least 95% of its taxable income to its stockholders, of which 85% must be distributed within the taxable year in order to avoid the imposition of an excise tax and the remaining balance may extend until timely filing of its tax return in the subsequent taxable year. Qualifying distributions of its taxable income are deductible by a REIT in computing its taxable income. If in any tax year Impac should not qualify as a REIT, it would be taxed as a corporation and distributions to the stockholders would not be deductible in computing taxable income. If Impac were to fail to qualify as a REIT in any tax year, it would not be permitted to qualify for that year and the succeeding four years. In any year in which the Company qualifies as a REIT, it generally will not be subject to Federal income tax on that portion of its taxable income or net capital gain that is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates on any net income or net capital gain not distributed. The Company intends to distribute substantially all of its taxable income to its stockholders.

     NET EARNINGS (LOSS) PER SHARE

     Basic net earnings per share are computed on the basis of the weighted average number of shares outstanding. Diluted net earnings per share are computed on the basis of the weighted average number of shares and common equivalent shares outstanding, and assuming the conversion of outstanding preferred shares, if the effects of conversion are dilutive. Stock options and convertible preferred shares were not dilutive in 1999 and 1998 because of losses. The following table represents the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data):


                                                                         YEAR ENDED DECEMBER 31
                                                                        ------------------------     COMMENCEMENT
                                                                            1999          1998           PERIOD
                                                                         ----------    ----------   ---------------

NUMERATOR:
   Numerator for basic earnings per share--
     Net earnings (loss)..............................................    $(5,715)     $(11,013)         $2,811
     Less:  Preferred stock dividends paid or accrued.................       (669)           --              --
                                                                          --------     ---------         -------
        Net earnings (loss) available to common stockholders..........    $(6,384)     $(11,013)         $2,811
                                                                          =======      ========          ======
DENOMINATOR:
   Denominator for basic earnings per share--weighted average
     number of common shares outstanding during the period............      8,462         8,773           4,631
        Net effect of dilutive stock options..........................         --            --              14
        Net effect of dilutive convertible preferred shares*..........         --            --              --
                                                                          -------      ---------         -------
   Denominator for diluted earnings per share.........................      8,462         8,773           4,645
                                                                          =======      =========         =======

   Net earnings (loss) per share--basic and diluted....................    $(0.75)     $  (1.26)         $  0.61
                                                                           =======     =========         =======


*    The assumed conversion of convertible preferred shares issued in May
     1999 would have increased weighted average common shares outstanding by 1,111,000 in 1999.




     STOCK-BASED COMPENSATION

     Compensation cost for stock-based awards is generally measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock and is recognized as compensation expense as the awards vest and restrictions lapse.

NOTE 3--INVESTMENT SECURITIES HELD AVAILABLE-FOR-SALE

     The Company's investment securities are primarily secured by commercial real property. The yield to maturity on each security depends, among other things, on the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate, and interest rate fluctuations. Average effective interest rates (calculated for the indicated year and excluding unrealized gains and losses) along with amortized cost and estimated fair value information for investment securities held available-for-sale is summarized as follows (dollars in thousands):

                                                                                                         AVERAGE
                                                       AMORTIZED  UNREALIZED  UNREALIZED    ESTIMATED   EFFECTIVE
                                                         COST        GAIN       LOSS       FAIR VALUE     RATE
                                                      ----------  ----------  ----------   ----------   -----------
AT DECEMBER 31, 1999:
   Fixed-rate commercial mortgage-backed
     securities ("CMBS")..............................  $  6,635       $--     $(3,915)    $  2,720       11.88%
   Adjustable-rate CMBS...............................    24,396        22          (4)      24,414        8.24
   Interest-only securities...........................     7,955        16      (3,616)       4,355       12.44
                                                       ---------      ----    --------      -------       -----
                                                         $38,986       $38     $(7,535)    $ 31,489        9.14%
                                                         =======       ===    ========      =======       ======

AT DECEMBER 31, 1998:
   Fixed-rate CMBS....................................  $  6,515       $--     $    --     $  6,515       11.88%
   Interest-only securities...........................    10,615        24          --       10,639        12.42
                                                        --------      ----    --------     --------        -----
                                                         $17,130       $24     $    --     $ 17,154       12.22%
                                                         =======       ===    ========      =======       ======

     As of December 31, 1999 and 1998, the amortized cost of CMBS included unamortized purchase discounts of $1.7 million and $1.3 million, respectively. Interest-only securities are entitled to receive only coupon interest stripped from pools of commercial mortgage loans, consequently, the amortized cost of these securities represents unamortized purchase premium.

NOTE 4--RESIDUAL INTEREST IN SECURITIZATION HELD-FOR-TRADING

     The Company owns the residual interest in Southern Pacific Secured Assets Corp. Mortgage Pass-Through Certificate 1995-2 (the "Residual). Under the terms of the securitization, the Residual is required to build over-collateralization to specified levels using excess cash flows after payments required to senior securities until set percentages of the securitized portfolio are attained. Future cash flows to the Residual holder are all held by the real estate mortgage investment conduit ("REMIC") trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-off and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of over-collateralization in the REMIC trust or excess cash flows pending distribution to the Residual holder. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining commercial mortgages (once the balance of the commercial mortgages in the trust and reduced to 10% of a specified balance of the original commercial mortgages in the trust), any remaining amounts in the trust are distributed. The current amount of any over-collateralization balance held by the trust are recorded as part of the Residual.

NOTE 5--LOAN RECEIVABLES

     CMO COLLATERAL

     CMO collateral includes various types of mortgages secured by commercial real property and loans to developers secured by first liens on condominium complexes. All CMO collateral is pledged to secure CMO borrowings. Approximately 50% of the principal amount of CMO collateral at both December 31, 1999 and 1998 were collateralized by properties located in California. During 1999 and 1998, the Company issued $3.1 million and $301.8 million, respectively, of CMOs borrowings, which were collateralized by $3.2 million and $325.0 million, respectively, of commercial mortgages. The components of CMO collateral are summarized in the following table (in thousands):

                                                         AT DECEMBER 31
                                                    -------------------------
                                                      1999           1998
                                                    ----------     ----------

Commercial mortgages held as CMO collateral........ $301,198        $313,211
Unamortized net premiums...........................    3,338           6,134
Prepaid securitization costs.......................    7,616           7,214
                                                    --------       ----------
                                                    $312,152        $326,559
                                                    ========        =========

     Weighted average yields on CMO collateral for the years ended December 31, 1999 and 1998 were 7.68% and 7.42%, respectively.

     COMMERCIAL MORTGAGES HELD FOR INVESTMENT AND FINANCE RECEIVABLES

     Commercial mortgages held for investment include various types mortgages secured by commercial real property and loans to developers secured by first liens on condominium complexes. Approximately 72% of the principal amount of commercial mortgages held for investment at December 31, 1999 were collateralized by properties located in Florida. Approximately 47% of the principal amount of commercial mortgages held for investment at December 31, 1998 were collateralized by properties located in Arizona. Weighted average yields on commercial mortgages held for investment for the years ended December 31, 1999 and 1998 were 8.48% and 8.23%, respectively. As of December 31, 1999, and 1998, commercial mortgages held for investment included unamortized net premiums of $11,000 and $42,000, respectively.

     In 1998, commercial mortgages held for sale by ICCC (which was consolidated in 1999) were financed by Impac and reflected as Finance receivables at December 31, 1998.

     ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses was as follows (in thousands):

                                    YEAR ENDED DECEMBER 31
                                    ----------------------     COMMENCEMENT
                                     1999           1998          PERIOD
                                    --------       --------   -------------
  Balance, beginning of period...  $2,110          $  564          $ --
  Provision for loan losses......      --           1,546           564
  Charge-offs....................    (683)             --            --
                                   ------          --------   -------------
  Balance, end of period.........  $1,427          $2,110          $564
                                   ======          ========   =============


NOTE 6--PREMISES AND EQUIPMENT, NET

     Premises and equipment totaled $3,000 and $9,710,000 at December 31, 1999 and 1998, respectively, before accumulated depreciation of $2,000 and $564,000, respectively. On October 22, 1999 the Company sold its commercial office building (the "Dove Street property") and related improvements for $11.9 million recording a gain of $505,000.

NOTE 7--CMO BORROWINGS

     Each issue of CMOs are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans. The components of CMOs, along with related other information, are summarized as follows (dollars in thousands):

                                               DECEMBER 31
                                  --------------------------------------
                                      1999                   1998
                                  ---------------       ----------------

    CMO borrowings:
       Fixed-rate                     $253,230              $256,428
       Adjustable-rate                  24,857                33,335
    Accrued interest payable             1,530                 1,455
                                   -----------           -----------
       Total obligation                279,617               291,218
    Unamortized discount                (5,088)               (6,197)
                                   -----------           -----------
                                      $274,529              $285,021
                                      ========              ========

    Range of fixed interest rates*  6.06% to 7.58%       6.06% to 7.58%
    Range of adjustable-rate
      margins over 1-month LIBOR*      0.28%             0.18% to 1.30%
    Number of series                    2                      3

     * Excludes Impac CMB Trust 1999-1 with a $565,000 outstanding balance at December 31, 1999 that adjusts every 6 months based on 6-month LIBOR, plus a margin of 2.88% to 7.40%, with interest rates ranging from 10.00% to 18.25%.

     The weighted average coupon on CMOs was approximately 6.60% and 6.50% at December 31, 1999 and December 31, 1998, respectively.

NOTE 8--REVERSE REPURCHASE AGREEMENTS AND TERMINATED WAREHOUSE LINE AGREEMENTS

     The Company enters into reverse repurchase agreements whereby specific CMBS and interest-only securities are pledged as collateral to secure short-term loans. Interest is payable upon the maturity of the loans. The interest rates on the loans are based on one-month LIBOR plus a margin depending on the type of collateral provided by the Company. The following table sets forth information regarding reverse repurchase agreements with maturities of 31 days or less (dollars in thousands):


                                               AT DECEMBER 31, 1999                     AT DECEMBER 31, 1998
                                      ---------------------------------------  ---------------------------------------
                                        REVERSE                    WEIGHTED      REVERSE                    WEIGHTED
               TYPE OF                 REPURCHASE    UNDERLYING    AVERAGE      REPURCHASE    UNDERLYING     AVERAGE
             COLLATERAL                LIABILITY     COLLATERAL      RATE       LIABILITY     COLLATERAL      RATE
  ----------------------------------- ------------- ------------- -----------  ------------- -------------  ----------

  CMBS and interest-only securities     $3,936        $5,408        7.28%        $4,869        $12,839        6.67%


     At December 31, 1999 and 1998, reverse repurchase agreements included accrued interest payable of $11,000 and $15,000, respectively. The weighted average effective interest rate on borrowings under reverse repurchase arrangements was 6.40% and 6.22% during 1999 and 1998, respectively.

     Prior to curtailing its mortgage conduit operations, the Company used warehouse line agreements with investment banks to fund the purchase of commercial mortgages. No such borrowings were outstanding at December 31, 1999 as these lines were not renewed upon expiration in 1999. The interest rates on the loans were based on 1-month LIBOR or Eurodollar Rate plus a margin depending on the type of mortgage collateral provided. The loan amounts generally ranged from 75% to 92% of the fair market value of the collateral. At December 31, 1998, $45.7 million of these borrowings were outstanding, including accrued interest of $244,000, and were secured by $59.8 million in collateral. The weighted average borrowing rates were 6.28% and 6.70% in 1999 and 1998, respectively.

NOTE 9--DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of financial instruments have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying amounts of cash and cash equivalents, due from/to affiliates, and borrowings under reverse repurchase agreements approximate fair value. The fair value of mortgage assets were estimated using either
(i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for borrowings, or (ii) offer prices for similar assets or market positions. The fair value of fixed-rate CMO borrowings was estimated based on the use of a bond model, which incorporates certain assumptions such as yield, prepayments and losses. The fair value of adjustable-rate CMO borrowings approximate carrying amount because of the variable interest rates nature of the borrowings. The following table summarizes fair value disclosures for financial instruments (in thousands):

                                                                     AT DECEMBER 31, 1999       AT DECEMBER 31, 1998
                                                                   -------------------------- -------------------------
                                                                    CARRYING      ESTIMATED    CARRYING     ESTIMATED
                                                                     AMOUNT      FAIR VALUE     AMOUNT     FAIR VALUE
                                                                   ------------  ------------ ------------ ------------
                              ASSETS
                              ------
     Cash and cash equivalents....................................  $   25,418   $    25,418  $    14,161  $    14,161
     Investment securities held available-for-sale................      31,489        31,489       17,154       17,154
     Residual interest in securitization held-for-trading.........       4,100         4,100        8,790        8,790
     CMO collateral...............................................     312,152       268,284      326,559      324,923
     Commercial mortgages held for investment.....................       4,362         4,362       24,569       23,941
     Finance receivables..........................................          --            --       40,972       40,972
     Due from affiliates..........................................          --            --       22,131       22,131

                            LIABILITIES
                            -----------
     CMO borrowings...............................................     274,529       251,698      285,021      286,637
     Reverse repurchase agreements................................       3,936         3,936        4,869        4,869
     Warehouse line agreements....................................          --            --       45,654       45,654
     Due to affiliates............................................          67            67       11,170       11,170

NOTE 10--COMMITMENTS AND CONTINGENCIES

     COMMERCIAL MORTGAGE LOAN SALES COMMITMENTS

     The Company has exposure to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights in the ordinary course of the curtailed mortgage conduit operations. Under certain circumstances, Impac may be required to repurchase mortgage loans if there had been a breach of representations or warranties.

     LITIGATION

     The Bresta Futura Action. On July 28, 1999, an action was filed against Impac in the Superior Court for the State of California, County of Orange. Plaintiff in the action, Bresta Futura V B.V., a Netherlands corporation, alleges that Impac breached its lease agreement with Redstone Plaza Associates, a California general partnership of which Bresta Futura is the general partner. The lease with Redstone relates to a property which was to be occupied by ICCC. Bresta Futura is seeking damages in excess of $1.0 million consisting of unpaid rent from December 1, 1998 through the present time on the remaining portion of the property that has not been subleased, late charges and interest due on the unpaid rent, reasonable attorneys' fees and related expenses. Impac answered Bresta Futura's complaint on September 14, 1999, generally denying the allegations of the complaint and asserting specific affirmative defenses. A trial has been scheduled for July 17, 2000. Recently, Bresta Futura filed an application for right to attach order and writ of attachment, seeking the right to attach property of Impac in the amount of $1.0 million. At a hearing held on March 23, 2000 this application was denied by the court. Impac intends to vigorously defend this action.

      In August 1999 the Company entered into an Agreement and Plan of Merger with AMRESCO Capital Trust ("AMRESCO") pursuant to which Impac was to be merged with and into AMRESCO, with AMRESCO continuing as the surviving entity in the merger. The AMRESCO merger was conditioned upon, among other things, the satisfactory completion of due diligence and regulatory and stockholder approvals. Subsequent to entering into the merger agreement with AMRESCO, the Company's Board of Directors received an unsolicited proposal from another mortgage REIT, Apex Mortgage Capital, Inc. ("Apex"), pursuant to which Apex proposed that the Company abandon the AMRESCO merger and instead merge with Apex. On October 22, 1999, following significant deliberations with legal counsel and financial advisors, the Board unanimously determined that a combination with Apex was not in the best interests of the Company and it stockholders. On January 4, 2000 the Company announced that it had terminated its proposed merger with AMRESCO citing changes in market conditions and Impac's improved liquidity which made the proposed merger less advantageous. Three civil actions: (i) Parnes
v. Impac Commercial Holdings, Inc., et al; (ii) Hillson Partners, LP v. Impac Commercial Holdings, Inc., et al.; and (iii) Lee S. Brandeis v. Impac Commercial Holdings, Inc. et al recently filed against Impac and certain other parties in connection with the merger of the Company with AMRESCO and the Company's rejection of the unsolicited offer from Apex, have been dismissed.

NOTE 11--STOCKHOLDERS' EQUITY

     On May 5, 1999 the Company entered into a stock purchase agreement with Fortress Partners L.P. ("Fortress"), an affiliate of the Company's new manager (see Note 13). Under the terms of the stock purchase agreement, the Company issued to Fortress 479,999 shares of a newly created series non-voting convertible of preferred stock for an aggregate purchase price of $11,999,975 ($25 per share) in an unregistered private placement pursuant to Section 4(2) of the Securities Act of 1933. The preferred stock, which has been designated "Series B 8.5% Cumulative Convertible Preferred Stock," is entitled to a cumulative fixed dividend at an annual rate of $2.125 (8.5% of the issue price), paid quarterly in arrears, and is initially convertible into 1,683,635 shares of the common stock, subject to adjustment under certain circumstances. Under the terms of a related registration rights agreement, Fortress has the right to require the Company to register under federal and applicable state securities laws the common stock issuable upon conversion of the Company's Series B preferred stock. The Series B shares have a liquidation preference of $25 per share and are redeemable at $25 per share at the Company's option after May 5, 2004. The Company may redeem the shares sooner if the average closing price of the Company's common shares exceeds 150% of the Series B shares, conversion price (currently $7.13 per share) for at least 20 consecutive trading days. Costs associated with this issuance totaled $597,000. At December 31, 1999, the Company accrued $255,000 in preferred stock dividends.

     Subsequent to its acquisition of the preferred shares, an affiliate of Fortress acquired 832,400 common shares through open market purchases. Assuming conversion of the preferred shares and including these open market purchases of common shares, Fortress' equity interest would represent approximately 25% of the combined voting power of the Company.

     In September 1998 the Board of Directors authorized the Company to repurchase up to $5.0 million of its common shares, in open market purchases from time to time at the discretion of the Company's management. Through February 16, 1999, the Company had not repurchased any shares under this program. In March 1999 the Company repurchased 206,800 common shares outstanding at an average price of $5.18 for a total purchase price of $1.1 million. The acquired shares were canceled. On December 29, 1999 the Board superceded this initial repurchase authorization with a new authorization to repurchase up to 10% of the outstanding common shares from time to time at such prices and pursuant to such procedures as management deems prudent and appropriate. On March 10, 2000 this authorization was increased to 20% of the outstanding common shares calculated assuming conversion of the Series B preferred shares.

      On October 7, 1998 the Company's Board of Directors adopted a Stockholder Rights Plan in which Preferred Stock Purchase Rights ("Rights") were distributed to holders of the Company's common shares as a dividend on October 19, 1998 at the rate of one Right for each outstanding common share. The Rights are attached to the common shares and expire October 19, 2008. The Rights will be exercisable and trade separately only if a person or group acquires or announces the intent to acquire 10% or more of the Company's common shares and such person or group does not subsequently reduce its ownership below 10% at the request of the Board. Each Right will entitle stockholders to buy one one-hundredth of a share of a new series of Series A junior participating preferred stock at an exercise price of $16.25. If the Company is acquired in a merger or other transaction after a person has acquired 10% or more of the outstanding common shares, each Right will entitle the stockholder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price or a number of the Company's common shares having a market value of twice such price, depending on the structure of the transaction. Following such an acquisition, and before an acquisition of 50% or more of the outstanding common shares, the Board may exchange the Rights (other than the Rights owned by such person) at an exchange ratio of one common share per Right. Before a person or group acquires ownership of 10% or more common shares, the Rights are redeemable for $0.0001 per right at the option of the Board.

     In August 1997 the Company completed its initial public common stock offering raising $88.2 million, net of underwriting expenses, through the issuance of 6,325,000 common shares at a price of $15.00 per share. In June 1998 the Company completed an additional public common stock offering raising $28.4 million, net of underwriting expenses, through the issuance of 2,000,000 common shares at a price of $15.3125 per share.

NOTE 12--STOCK OPTION AND AWARDS PLAN

     In 1997 the Company adopted a Stock Option and Awards Plan (the "Plan") which provides for the grant of qualified incentive stock options ("ISOs"), options not qualified ("NQSOs") and deferred stock, restricted stock, stock appreciation, and limited stock appreciation rights awards ("Awards") and dividend equivalent rights. The Plan is administered by the Board of Directors or a committee of directors appointed by the Board. ISOs may be granted to the officers and key employees of the Company. NQSOs and Awards may be granted to the directors, officers and key employees of the Company or its subsidiaries, and to the directors, officers and key employees of ICCC. The exercise price for any NQSO or ISO granted under the Plan may not be less than 100% (or 110% in the case of ISOs granted to an employee who is deemed to own in excess of 10% of the outstanding Common Stock) of the fair market value of the shares of Common Stock at the time the NQSO or ISO is granted. Unless previously terminated by the Board of Directors, the Plan will terminate in April 2007. Options granted under the Plan will become exercisable as directed by the administrator. As of December 31, 1999, 1998 and 1997, and 590,991, 214,078 shares and 420,250 shares respectively, were available for future grants under the Plan. The following table provides information regarding common stock option activity for the periods indicated:

                                                                              WEIGHTED
                                                            NUMBER OF         AVERAGE           RANGE OF
                                                              SHARES       EXERCISE PRICE    EXERCISE PRICE
                                                           ----------      --------------    --------------
    As of January 15, 1997                                        --          $   --          $         --
       Granted                                               222,250           15.41           15.00-18.80
       Forfeited or canceled                                 (10,000)          15.41           15.00-18.80
                                                           ----------      --------------    --------------
    As of December 31, 1997 (none exercisable)               212,250           15.41           15.00-18.80
       Granted (average fair value:  $1.48 per share)        293,510            9.77            6.00-17.60
       Forfeited or canceled                                 (87,338)          16.76            6.00-18.80
                                                           ----------      --------------    --------------
    As of December 31, 1998 (65,663 exercisable)             418,422           11.17            6.00-18.80
       Forfeited or canceled                                (376,913)          11.26            6.00-18.80
                                                           ----------      --------------    --------------
    As of December 31, 1999 (37,169 exercisable)              41,509          $10.34          $ 6.00-15.00
                                                           ==========      ==============    ==============

     In November 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 permits the Company to either recognize as expense over the vesting period, the fair market value of all stock based compensation awards on the date of grant, or continue to apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and provide pro forma disclosures of net earnings (loss) computed as if the fair value based method as defined in SFAS 123 had been applied. The Company elected to continue to apply APB Opinion No. 25 in accounting for the Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

     Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net earnings (loss) and earnings (loss) per share would have decreased (increased) to the pro forma amounts indicated below (in thousands):

                                                                      YEAR ENDED DECEMBER 31       COMMENCEMENT
                                                                        1999          1998             PERIOD
                                                                      ---------     ----------    ---------------

     Net earnings (loss) as reported................................. $(5,715)       $(11,013)        $2,811
     Pro forma net earnings (loss)...................................  (5,715)        (12,010)         2,280
     Basic and diluted earnings (loss) per share as reported.........   (0.75)          (1.26)          0.61
     Basic and diluted pro forma earnings (loss) per share...........   (0.75)          (1.37)          0.49

     No options were granted in 1999. The derived fair value of the options granted during 1998 and 1997 was approximately $3.90 and $2.39 per share, respectively, using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.10% and 5.84%, respectively, dividend yield of 8.1% and 8.7%, respectively, expected lives of 3.9 and 9.3 years, respectively, and expected volatility of 92.7% and 37.2%, respectively.

NOTE 13--MANAGEMENT AGREEMENT

     On May 5, 1999, FIC Management Inc., ("FIC Management" or the "Manager") an affiliate of Fortress, entered into an agreement with RAI Advisors, the then manager of Impac, pursuant to which RAI Advisors assigned to FIC Management all of RAI Advisors' rights and interests in the existing management agreement between RAI Advisors and Impac in exchange for cash consideration in the aggregate amount of $6.0 million. Following the assignment, FIC Management became the external manager of Impac. The Manager is responsible for asset and liability management, capital management, investor relations activities and operations management.

     The manager is entitled to receive for each fiscal quarter, an amount equal to 25% of Impac's taxable net income before management fees, in excess of the amount that would produce an annualized return on equity (as defined in the agreement) equal to the daily average 10-Year U.S. Treasury Rate plus 2%. The management fee is calculated quarterly in arrears before any income distributions are made to stockholders for the corresponding period.

      In addition, Impac pays all operating expenses incurred by the Manager under the management agreement, including out-of-pocket costs, equipment, personnel required specifically for Impac's operations, and amounts payable by the Manager pursuant to related submanagement agreements. Impac reimburses the Manager for all such reimbursable expenses, plus a service charge of 15% on all reimbursable expenses incurred directly by the Manager. No service charge is payable to third party service providers. Amounts paid to FIC Management by Impac for reimbursable express in 1999 were $1.6 million. Amounts paid to the former managers by Impac and ICCC for reimbursable expenses totaled $464,000, $1.1 million and $1.0 million during 1999, 1998 and 1997, respectively.

     The management agreement expires December 31, 2002 and may be extended with the consent of the Manager and by the affirmative vote of a majority of independent Impac directors, or by majority vote of the common stockholders. The agreement may be terminated for cause on 30 days notice. The agreement may be terminated without cause on 60 days notice by a majority vote of the independent Impac directors or the common stockholders. If the agreement is terminated without cause or not renewed, the Manager is entitled to payment of all accrued management fees and reimbursable expenses up to the date of termination plus a termination fee or non-renewal fee, as the case may be, determined by an independent appraisal.

     In connection with the transactions described above, the following additional events occurred: (i) the submanagement agreement among RAI Advisors, Impac Mortgage Holdings, Inc., a former affiliate of Impac ("Impac Mortgage"), and Impac Funding Corp., a former affiliate of Impac which conducted Impac Mortgage's conduit operations ("Impac Funding"), was terminated and a new submanagement agreement was entered into among FIC Management, Impac Mortgage and Impac Funding; (ii) the right of first refusal agreement among Impac, ICCC, RAI Advisors, Impac Mortgage and Impac Funding was terminated; (iii) James Walsh, Timothy Busch, Stephan Peers and Thomas Poletti resigned as directors of Impac and Wesley Edens, Robert Kauffman and Christopher Mahowald, all of whom are designees of Fortress, were appointed to the Impac Board of Directors (Joseph Tomkinson and Frank Filipps, who served on the Impac Board prior to the Fortress investment, remain as Impac directors); and (iv) the executive officers of Impac then serving resigned as a group. Following these resignations, the Board of Directors appointed Mr. Edens as Impac's new chairman of the board and chief executive officer; Mr. Kauffman as Impac's new president; Randal Nardone as Impac's new chief operating officer and secretary; and Erik Nygaard as Impac's new chief information officer and treasurer.

     The new submanagement agreement with Impac Mortgage and Impac Funding provides for substantially all administrative services required by the Company including facilities and costs associated therewith, technology, human resources, management information systems, general ledger accounts, check processing and accounts payable. The Manager may also enter into additional contracts with other parties to provide any such services for the Manager, which third party shall be approved by the Company's Board of Directors.

NOTE 14--RELATED PARTY TRANSACTIONS

     The bylaws of Impac provide that a majority of the Impac board of directors -- and at least a majority of each committee of the board of directors -- must not be affiliates of the Manager, and that the investment policies of Impac must be reviewed annually by Impac's unaffiliated directors. These policies and any restrictions thereon may be established from time to time by the board of directors, including a majority of Impac's unaffiliated directors. In addition, any transaction between Impac and any affiliated person requires the affirmative vote of a majority of the unaffiliated directors.

     On December 31, 1997, IMH/ICH Dove Street, LLC, in which Impac owns a 50% interest, financed its acquisition of the Dove Street property with a loan for $5.2 million from ICCC, of which $2.6 million represented Impac's portion. During 1998, the highest amount outstanding under the loan was $5.2 million. The terms of the loan provided for a 25-year amortization period due in 10 years at an adjustable rate of 9.0% with monthly principal and interest payments of $44,000, of which Impac paid $22,049. ICCC received loan fees of $71,000 upon origination of the loan in 1997. The loan was paid in full in the fourth quarter of 1998 with proceeds from the sale of commercial mortgages. On October 27, 1998, Impac purchased from Impac Mortgage its remaining 50% ownership interest in the Dove Street property for $6.0 million. Impac then owned 100% of the property until it was sold in October 1999. In June 1998, Impac Mortgage and Impac Funding entered into a premises operating lease with IMH/ICH Dove Street, LLC to rent approximately 74,000 square feet of office space located at the Dove Street property. The lease was transferred to Impac in connection with the above transaction. The lease agreement is for a term of 10 years expiring in May 2008 with monthly lease payments of approximately $145,000 per month. For the years ended December 31, 1999 and 1998, Impac Mortgage and Impac Funding paid an aggregate of approximately $1.2 million and $888,000, respectively, under the lease.

     During the normal course of business, Impac may advance to or borrow funds on a short-term basis from affiliated companies. Advances to affiliates are reflected on Impac's balance sheet as "Due From Affiliates" while borrowings are reflected as "Due To Affiliates." These short-term advances and borrowings bear interest at a fixed rate of 8.00% per annum. As of December 31, 1999, no amount was due from affiliates and there was a $67,000 balance due to affiliates. In August 1997, Impac entered into a revolving credit arrangement with Impac Mortgage whereby Impac agreed to advance to Impac Mortgage up to a maximum amount of $15.0 million. Advances under the revolving credit arrangement were at an interest rate and maturity to be determined at the time of each advance -- typically, prime plus 1% -- with interest and principal paid monthly. During 1998, the largest aggregate amount outstanding under the credit arrangement was $13.2 million at an interest rate of 9.5%. The credit arrangement was terminated in January 1999. On November 9, 1998, Impac Funding borrowed $5.0 million from Impac on a demand note secured by mortgage servicing rights of $1.1 billion at an interest rate of 10%. This rate was adjusted to 15% on December 15, 1998. The largest amount outstanding under the note during 1998 was $5.0 million. On December 22, 1998, this note was paid in full.

     As of December 31, 1999, Impac had $10.1 million of cash and cash equivalents on deposit with Southern Pacific Bank (SPB), a subsidiary of Imperial Credit Industries, Inc. of which Mr. Tomkinson is a director.

NOTE 15--SEGMENT REPORTING

     The Company's basis for segment reporting is to divide its operations into two segments that derive income from (a) long-term assets and (b) the origination and sale of mortgage loans (the curtailed conduit operations conducted by ICCC). The following table breaks out ICH's segments as of and for the periods indicated (in thousands):

                                                     1999                             1998                 1997
                                   --------------------------------------------- -------------------  --------------------
                                   LONG-TERM                                     LONG-TERM             LONG-TERM
                                   INVESTMENT  CONDUIT ELIMINATIONS CONSOLIDATED INVESTMENT  CONDUIT   INVESTMENT  CONDUIT
                                   ----------  ------- ------------ ------------ ----------  -------   ----------  -------
                                                            *                                **                    **
BALANCE SHEET:
  Net loan receivables........     $315,087   $    --  $      --      $315,087   $389,990    $44,854   $162,192   $106,654
  Total assets................      381,136       510     (2,488)      379,157    451,219     54,200    218,839    112,635
  Total stockholders' equity..       99,302       (19)    (2,488)       96,794    103,337    (15,804)   103,242      4,403

STATEMENT OF  OPERATIONS:
  Net interest income (expense)       8,527      (229)       415         8,713     14,269     (1,025)     5,109         47
  Net    intersegment    interest
income
     (expense)................        1,784    (1,784)        --            --      9,064     (9,064)     2,372     (2,372)
  Equity in net earnings (loss)          --        --         --            --    (19,199)        --      1,694         --
     in ICCC..................
  Net earnings (loss).........      (21,501)   15,786         --        (5,715)   (11,013)   (20,207)     2,811      1,377

* Eliminations of intersegment balances and transactions between the long-term investment and the conduit operations.
** For 1998 the conduit operations were accounted for based on the equity method and not consolidated. See "Note 2 - Basis of Financial Statement Presentation."

NOTE 16--QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a summary of selected quarterly financial data (in thousands, except per share data). See Note 1 for discussion of significant changes to the Company's operations during 1999 and 1998 that have impacted quarterly results and may impact future operations.

                                                             FIRST         SECOND        THIRD         FOURTH
                                                            QUARTER        QUARTER      QUARTER       QUARTER
                                                           -----------   ------------  -----------   -------------
YEAR ENDED DECEMBER 31, 1999:*

   Net interest income after provision for loan losses....  $  2,577      $  2,448    $    1,885      $  1,803
   Non-interest income....................................       249           761           879           309
   Non-interest expense...................................     3,046         2,352         8,002         3,226
   Net earnings (loss)....................................      (220)          858        (5,238)       (1,115)
   Net earnings (loss) per share - basic and diluted**....     (0.03)         0.08          (0.65)       (0.16)
   Dividends declared per common share....................        --          0.125          0.125        0.125

YEAR ENDED DECEMBER 31, 1998:*

   Net interest income after provision for loan losses....     3,010         3,570         3,306         2,837
   Non-interest income (loss).............................      (345)         (105)      (14,243)       (3,805)
   Non-interest expense...................................       488           792         2,288         1,670
   Net earnings (loss)....................................     2,177         2,673       (13,225)       (2,638)
   Net earnings (loss) per share - basic and diluted**....      0.27          0.33          (1.32)       (0.30)
   Dividends declared per common share....................      0.40          0.45           0.45           --


*     Conforms to current year presentation.
** Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.




                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Impac Commercial Capital Corporation:


    We have audited the accompanying consolidated balance sheet of Impac Commercial Capital Corporation and subsidiary as of December 31, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Impac Commercial Capital Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 in conformity with generally accepted accounting principles.


                                                                 /S/ KPMG LLP
                                                                 ------------
Orange County, California
February 3, 1999




            IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                       (DOLLAR AMOUNTS IN THOUSANDS)



                                                                                        DECEMBER 31, 1998
                                                                                        -----------------
                                          ASSETS
                                          ------
Cash....................................................................................   $       692
Commercial mortgages held-for-sale......................................................        44,854
Due from affiliates.....................................................................         5,740
Premises and equipment, net.............................................................           909
Accrued interest receivable.............................................................           272
Deferred tax asset......................................................................            --
Other assets............................................................................         1,733
                                                                                          --------------
     Total assets.......................................................................   $    54,200
                                                                                          ==============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------
Warehouse line agreements...............................................................   $    44,881
Due to affiliates.......................................................................        21,101
Other liabilities.......................................................................         4,022
                                                                                          --------------
     Total liabilities..................................................................        70,004
                                                                                          --------------
Commitments and contingencies

Shareholders' Equity:
   Preferred stock; no par value; 50,000 shares authorized;
     9,500 shares issued and outstanding................................................         2,875
   Common stock; no par value; 50,000 shares authorized;
     500 shares issued and outstanding..................................................             1
   Contributed capital..................................................................           150
   Accumulated deficit..................................................................       (18,830)
                                                                                          --------------
     Total shareholders' equity.........................................................       (15,804)
                                                                                          --------------
                                                                                           $    54,200
                                                                                          ==============





        See accompanying notes to consolidated financial statements.




            IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                               (IN THOUSANDS)


                                                                                  YEAR ENDED       COMMENCEMENT
                                                                              DECEMBER 31, 1998       PERIOD
                                                                              ------------------- ---------------

INTEREST INCOME:
   Commercial mortgages held-for-sale.......................................        $   9,573          $2,787
   Cash and due from affiliates.............................................              205              17
                                                                                   ----------       ---------
     Total interest income..................................................            9,778           2,804
                                                                                    ---------         -------

INTEREST EXPENSE:
   Borrowings from ICH......................................................            9,064           2,372
   Other affiliated borrowings..............................................            1,739             375
                                                                                    ---------        --------
     Total interest expense.................................................           10,803           2,747
                                                                                     --------         -------

   Net interest income (expense)............................................           (1,025)             57

NON-INTEREST INCOME:
   Gain (loss) on sale of loans.............................................          (14,345)          3,657
   Other income.............................................................               24              62
                                                                                 ------------       ---------
     Total non-interest income..............................................          (14,321)          3,719

NON-INTEREST EXPENSE:
   Personnel expense........................................................            2,507              38
   General and administrative and other expense.............................            1,070             288
   Occupancy expense........................................................            1,036             160
   Professional services....................................................              752             540
   Provision for repurchases................................................              176             201
   Stock compensation expense...............................................               --             150
                                                                                  -----------        --------
     Total non-interest expense.............................................            5,541           1,377
                                                                                   ----------         -------

   Net earnings (loss) before income taxes..................................          (20,887)          2,399
   Income taxes (benefit)...................................................             (680)          1,022
                                                                                  ------------        -------
   Net earnings (loss)......................................................         $(20,207)         $1,377
                                                                                     ========          ======






                                     See accompanying notes to consolidated financial statements.


            IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       (DOLLAR AMOUNTS IN THOUSANDS)


                                      PREFERRED STOCK       COMMON STOCK
                                     ------------------- -------------------                 RETAINED
                                      NUMBER              NUMBER                             EARNINGS          TOTAL
                                        OF      DOLLAR      OF      DOLLAR   CONTRIBUTED   (ACCUMULATED   SHAREHOLDERS
                                      SHARES    AMOUNT    SHARES    AMOUNT    CAPITAL        DEFICIT)        EQUITY
                                     --------- --------- --------- -------   -----------   ------------ --------------
BALANCE, JANUARY 15, 1997
   (commencement of operations).....      --     $   --      --     $ --        $ --         $     --      $     --
Issuance of common stock............      --         --     500        1          25               --            26
Issuance of preferred stock.........   9,500        500      --       --          --               --           500
Capital contribution................      --      2,375      --       --         125               --         2,500
Net earnings........................      --         --      --       --          --            1,377         1,377
                                      ------   --------     ---      ---       -----       ----------    ----------
BALANCE, DECEMBER 31, 1997..........   9,500      2,875     500        1         150            1,377         4,403
                                       -----    -------     ---    -----       -----       ----------    ----------
Net loss                                  --         --      --       --          --          (20,207)      (20,207)
                                      ------   --------     ---      ---       -----        ----------    ---------
BALANCE, DECEMBER 31, 1998..........   9,500     $2,875     500     $  1        $150         $(18,830)     $(15,804)
                                       =====     ======     ===     ====        ====         ========      ========




                                     See accompanying notes to consolidated financial statements.




            IMPAC COMMERCIAL CAPITAL CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (IN THOUSANDS)



                                                                                 YEAR ENDED           COMMENCEMENT
                                                                              DECEMBER 31, 1998          PERIOD
                                                                             --------------------   ------------------
OPERATING ACTIVITIES:
   Net earnings (loss) .....................................................     $   (20,207)           $     1,377
   Adjustments to reconcile net earnings (loss) to net cash provided by
   (used in) operating activities:
     Depreciation...........................................................             226                     50
     Deferred income taxes..................................................             924                   (924)
     Stock compensation expense.............................................              --                    150
     Provision for repurchases..............................................             176                    201
     Net change in accrued interest receivable..............................              65                   (337)
     Net change in due from affiliates and due to affiliates................          16,141                   (780)
     Net change in other assets and liabilities.............................            (614)                 2,526
                                                                                 -------------          -------------
        Net cash provided by (used in) operating activities.................          (3,289)                 2,263
                                                                                 -------------          -------------

INVESTING ACTIVITIES:
   Originations of  Commercial Mortgages held-for-sale......................        (425,096)              (233,545)
   Sale of Commercial Mortgages held-for-sale...............................         486,896                126,891
   Purchases of premises and equipment......................................            (754)                  (431)
                                                                                 -------------          -------------
        Net cash provided by (used) in investing activities.................          61,046               (107,085)
                                                                                 -------------          -------------

FINANCING ACTIVITIES:
   Net change in warehouse line agreements..................................         (59,338)               104,219
   Issuance of preferred stock..............................................              --                    500
   Issuance of common stock.................................................              --                      1
   Contributions from ICH...................................................              --                  2,375
                                                                                 -------------          -------------
        Net cash provided by (used in) financing activities.................         (59,338)               107,095
                                                                                 -------------          -------------

Net change in cash and cash equivalents.....................................          (1,581)                 2,273
Cash and cash equivalents at beginning of period............................           2,273                    --
                                                                                 -------------          -------------
Cash and cash equivalents at end of period..................................     $       692            $     2,273
                                                                                 =============          =============

SUPPLEMENTARY INFORMATION:
   Interest paid............................................................     $    11,779            $     2,276
   Taxes paid...............................................................             486                    422

NON-CASH TRANSACTIONS:
   Issuance of Common Stock.................................................     $        --            $        25
   Capital contribution of common stockholders..............................              --                    125




                                     See accompanying notes to consolidated financial statements.




NOTE A--SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION

     The operations of the Company have been presented in the consolidated financial statements for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 ("Commencement Period") and include the financial results of Impac Commercial Capital Corporation ("ICCC") as a stand-alone company.

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

NOTE B--COMMERCIAL MORTGAGES HELD-FOR-SALE

     Substantially all commercial mortgages originated by ICCC are fixed-rate or adjustable-rate commercial mortgage loans secured by first liens on commercial properties. Approximately 32% of commercial mortgages held-for-sale at December 31, 1998 are collateralized by commercial real properties located in California. During the year ended December 31, 1998 and the Commencement Period, ICCC originated $425.1 million and $233.5 million, respectively, of commercial mortgages and sold none and $73.4 million, respectively, of commercial mortgages to third party investors. In addition, ICCC sold $525.2 million and $23.7 million, respectively, of commercial mortgages to ICH during the year ended December 31, 1998 and for the Commencement Period.

                                                            DECEMBER 31, 1998
                                                            -----------------
                                                             (IN THOUSANDS)

     Commercial mortgages...................................       $45,524
     Unamortized net discounts on commercial mortgages......          (721)
     Deferred loan fees.....................................            77
     Deferred hedging.......................................           (26)
                                                                   --------
                                                                   $44,854
                                                                   ========

     At December 31, 1998 other liabilities includes an allowance for repurchases of $377,000.

NOTE C--PREMISES AND EQUIPMENT, NET

     Premises and equipment are stated at cost, less accumulated depreciation. Depreciation on premises and equipment is recorded using the straight-line method over the estimated useful lives of individual assets (3 to 7 years).

                                                            DECEMBER 31, 1998
                                                            -----------------
                                                             (IN THOUSANDS)

     Premises and equipment.................................       $1,185
     Less accumulated depreciation..........................         (276)
                                                                   ------
                                                                   $  909
                                                                   ======

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

     ICCC has entered into warehouse facilities with ICH to obtain financing up to an aggregate of $900.0 million. The margins on the warehouse facility are at 90% of the fair market value of the collateral. The interest rates on the borrowings are at Bank of America's prime rate. ICCC has entered into a warehouse facility with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral. The interest rates on the borrowings are Bank of America's prime rate. The following tables set forth information regarding warehouse line agreements (in thousands):


                                                                           AT DECEMBER 31, 1998
                                                     ------------------------------------------------------------------
                                                                    MAXIMUM       WAREHOUSE   UNDERLYING
                                                       TYPE OF     UNCOMMITTED       LINE      COLLATERAL    MATURITY
                                                     COLLATERAL      AMOUNT       LIABILITY       (1)         DATE
                                                     ------------ ------------    ----------  ------------   ---------
Impac Commercial Holdings, Inc......................  Mortgages      $900,000      $   41,217  $     41,963    N/A
Impac Mortgage Holdings, Inc. ......................  Mortgages        N/A              3,664         3,730    N/A
                                                                                  -----------  -------------
     Total..........................................                               $   44,881  $     45,693
                                                                                  ===========  =============

* The amount of underlying collateral represents the unpaid principal balance of commercial mortgages provided as collateral for the warehouse lines.

NOTE E--INCOME TAXES

     The components of income taxes consist of the following (in thousands):

                                                                                 YEAR ENDED            COMMENCEMENT
                                                                              DECEMBER 31, 1998           PERIOD
                                                                             --------------------    ------------------

     Current income taxes:
        Federal.............................................................      $  (1,604)            $   1,483
        State...............................................................             --                   463
                                                                                  -----------           -----------
          Total current income taxes........................................         (1,604)                1,946
                                                                                  -----------           -----------
     Deferred income taxes:
        Federal.............................................................            724                  (723)
        State...............................................................            200                  (201)
                                                                                  -----------           -----------
          Total deferred income taxes.......................................            924                  (924)
                                                                                  -----------           -----------
             Total income taxes.............................................      $    (680)            $   1,022
                                                                                  ===========           ===========

     The Company's effective income taxes differ from the amount computed by applying the federal income tax rate of 34% to income before income taxes as a result of the following (in thousands):


                                                                                       YEAR ENDED          COMMENCEMENT
                                                                                   DECEMBER 31, 1998          PERIOD
                                                                                 ----------------------- -----------------


     Computed "expected" income tax (benefit) at federal rate.....................     $  (7,102)           $     816
     California franchise tax, net of federal income tax (benefit)................          (727)                 173
     Valuation allowance..........................................................         7,779                   --
     Effect of change in state valuation allowance................................          (443)                  --
     Other........................................................................          (187)                  33
                                                                                       -----------          ----------
                                                                                       $    (680)           $   1,022
                                                                                       ===========          ==========

     The tax effects that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as indicated (in thousands):

                                                                                        DECEMBER 31, 1998
                                                                                       --------------------
     Deferred tax assets:
     -------------------
     Deferred revenue.....................................................................   $  1,346
     Future state tax benefit.............................................................         --
     Loan mark-to-market..................................................................         --
     Provision for repurchases............................................................        167
     Non-accrual loan.....................................................................         96
     Accrued vacation.....................................................................         31
     Minimum tax credit...................................................................         86
     Net operating losses.................................................................      7,045
                                                                                             ---------
          Total gross deferred tax assets.................................................      8,771

          Valuation allowance.............................................................      7,779

     Deferred tax liabilities:
     ------------------------
     Mortgage servicing rights............................................................        985
     Depreciation.........................................................................          7
                                                                                             ---------
          Net deferred tax asset..........................................................   $     --
                                                                                             =========

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

                                                                                    DECEMBER 31, 1998
                                                                                 -------------------------
                                                                                  CARRYING     ESTIMATED
                                                                                   AMOUNT     FAIR VALUE
                                                                                 ------------ ------------
                                                                                      (IN THOUSANDS)
                   Assets:
                        Cash and cash equivalents............................... $       692  $       692
                        Commercial Mortgages held-for-sale......................      44,854       46,625
                        Due from affiliates.....................................       5,740        5,740

                   Liabilities:
                        Warehouse line agreements...............................      44,881       44,881
                        Due to affiliates.......................................      21,101       21,101
                        Futures contracts.......................................          --           97
                        Off balance-sheet loan commitments......................          --           --

     The fair value estimates as of December 31, 1998 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The following describes the methods and assumptions used by ICCC in estimating fair values:

     Cash and Cash Equivalents. Fair value approximates carrying amount as these instruments are demand deposits and do not present unanticipated interest rate or credit concerns.
     Commercial Mortgages Held-for-Sale. Fair value is based on estimated quoted market prices from dealers and brokers for similar types of mortgage loans.
     Due From / To Affiliates. Fair value approximates carrying amount because of the short-term maturity of the liabilities and does not present unanticipated interest rate or credit concerns.
     Warehouse Line Agreements. Fair value approximates carrying amount because of the short-term maturity of the liabilities.
     Futures Contracts. Fair value is based on estimated quoted market prices from dealers and brokers for similar types of instruments. Off Balance-Sheet Loan Commitments. Fair value of commitments, including hedging position, is determined in the aggregate on current investor yield requirements.

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

NOTE H-LIQUIDITY

     ICCC recorded a net loss for the year ended December 31, 1998 of $20.2 million resulting in negative net worth of $15.8 million as of December 31, 1998. The loss for 1998 was primarily due to the deterioration of the commercial mortgage backed securitization market in the third and fourth quarters of 1998. To the extent necessary, ICH intends to support and fund the cash flow requirements of ICCC for the next 12 months through December 31, 1999. During the first quarter of 1999, ICCC anticipates selling a significant portion of its Commercial Mortgage portfolio thus eliminating related net interest expense. In addition, ICCC may pursue opportunities in retail loan originations operations, which could generate loan origination fees. Management is also exploring opportunities to form an alliance with one or more strategic partners which will allow ICCC to fund the growth its operations. Management anticipates the alliance will also enable ICCC to access the securitization marketplace and achieve better sale execution.

NOTE I--RELATED PARTY TRANSACTIONS

     Credit Arrangements

     ICCC has entered into warehouse line agreements with ICH which provide up to an aggregate of $900.0 million to finance ICCC's operations as needed. The interest rates on the borrowings are at Bank of America's prime rate, which was 7.75% at December 31, 1998. The margins on the warehouse line agreements are up to 90% of the fair market value of the collateral provided. As of December 31, 1998, amounts outstanding on ICCC's warehouse line agreements with ICH were $41.2 million. Interest expense recorded by ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $9.1 million and $2.4 million, respectively.

     ICCC has entered into an uncommitted warehouse line agreement with IMH to provide financing as needed. The margins on the warehouse line agreement are at 8% of the fair market value of the collateral provided. The interest rates on the borrowings are at Bank of America's prime rate. As of December 31, 1998, outstanding amounts on the warehouse line agreement were $3.7 million. Interest expense recorded by ICCC for the year ended December 31, 1998 and for the period from January 15, 1997 (commencement of operations) through December 31, 1997 was $785,000 and $262,000, respectively.

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

     Repurchase of Commercial Mortgages

     During the year ended December 31, 1998 ICCC purchased $43.2 million of commercial mortgages from ICH at no gain or loss.

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

     The Company sells future contracts against 5- and 10-year Treasury notes with major dealers in such securities. At December 31, 1998 the Company had $20.0 million in outstanding commitments to sell U.S. Treasury notes.

     Lease Commitments

     ICH and ICCC, as tenants in common, lease approximately 18,000 square feet of office space in Irvine, California, approximately 3,600 square feet in Sherman Oaks, California and approximately 4,300 square feet in Dallas, Texas under premises operating leases expiring in November 2000, May 2001 and August 2003, respectively. Minimum premises rental commitments are as follows (in thousands):

             1999................................................. $    734
             2000.................................................      691
             2001.................................................      166
             2002.................................................      126
             2003.................................................       84
                                                                  ----------
                  Total........................................... $  1,801
                                                                  ==========

     All rent expense associated with the lease is charged to ICCC as ICCC's employees occupy 100% of office space.

NOTE K--QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data for the year ended December 31, 1998 follows (in thousands, except per share data):

                                                                       FOR THE THREE MONTHS ENDED
                                                    ------------------------------------------------------------------
                                                      DECEMBER 31      SEPTEMBER 30       JUNE 30         MARCH 31
                                                    ----------------  ---------------- ---------------  --------------
Net interest expense*.............................  $         (319)   $         (369)  $        (264)   $        (73)
Non-interest income* .............................             264           (14,932)            263              84
Non-interest expense* ............................           3,613               315             444             489
Net loss..........................................          (3,668)          (15,616)           (445)           (478)

     Selected quarterly financial data for the period from January 15, 1997 (commencement of operations) through December 31, 1997 follows (in thousands, except per share data):

                                                                          FOR THE THREE MONTHS ENDED
                                                       ------------------------------------------------------------------
                                                         DECEMBER 31      SEPTEMBER 30        JUNE 30        MARCH 31
                                                       ----------------- ---------------- ---------------- --------------
Net interest income*..................................  $            27  $            14   $          15   $          1
Non-interest income*..................................            2,156            1,524              37              2
Non-interest expense*.................................            1,059            1,009             142            189
Net earnings (loss)...................................            1,124              529             (90)          (186)

*    Conforms to current year presentation.