Form 10-Q
period 2000-03-31
IMPAC COMMERCIAL HOLDINGS INC
filed 2000-05-12
CIK 1036615

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER: 0-13091

                         IMPAC COMMERCIAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                            33-0745075
       (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

   1301 AVENUE OF THE AMERICAS, 42ND FLOOR
           NEW YORK, NEW YORK 10019                       92660
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (212) 798-6100


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Common Stock ($0.01 par value)                       8,418,200 as of May 8, 2000

================================================================================

                         IMPAC COMMERCIAL HOLDINGS, INC.

                         2000 FORM 10-Q QUARTERLY REPORT

                                TABLE OF CONTENTS



                                              PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.                                                              PAGE
                                                                                                         ----
         Consolidated Balance Sheets, March 31, 2000 and December 31, 1999..............................   3

         Consolidated Statements of Operations and Comprehensive Earnings (Loss), For the Three Months
              Ended March 31, 2000 and 1999.............................................................   4

         Consolidated Statements of Cash Flows, For the Three Months Ended March 31, 2000 and 1999......   5

         Notes to Consolidated Financial Statements.....................................................   6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.....................................................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................  14

                                                PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..............................................................................  14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................................................  14

SIGNATURES..............................................................................................  15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                      MARCH 31, 2000  DECEMBER 31, 1999
                                                                                      --------------  -----------------
                                                                                        (UNAUDITED)
                                         ASSETS
Cash and cash equivalents ..........................................................     $  17,805         $  25,418
Commercial mortgage securities .....................................................       106,235            35,589
Loan receivables:
   Collateralized mortgage obligation ("CMO") collateral ...........................       309,067           312,152
   Commercial mortgages held for investment ........................................         4,358             4,362
   Allowance for loan losses .......................................................        (1,427)           (1,427)
                                                                                         ---------         ---------
       Net loan receivables ........................................................       311,998           315,087
Accrued interest receivable ........................................................         2,365             2,355
Other assets .......................................................................           375               708
                                                                                         ---------         ---------
                                                                                         $ 438,778         $ 379,157
                                                                                         =========         =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CMO borrowings .....................................................................     $ 272,255         $ 274,529
Reverse repurchase agreements ......................................................        65,857             3,936
Other liabilities ..................................................................         2,234             3,898
                                                                                         ---------         ---------
                                                                                           340,346           282,363
                                                                                         ---------         ---------

Commitments and contingencies
STOCKHOLDERS' EQUITY
   Preferred Stock; $0.01 par value; 5,520 shares authorized; no shares
     outstanding ...................................................................            --                --
   Class A Convertible Preferred Stock; $0.01 par value; 3,000 shares authorized;
     no shares outstanding .........................................................            --                --
   Series A Junior Participating Preferred Stock; $0.01 par value; 1,000 shares
     authorized; no shares outstanding .............................................            --                --
   Series B 8.5% Cumulative Convertible Preferred Stock; $0.01 par value; 480 shares
     authorized, issued and ($12,000 aggregate liquidation preference) .............             5                 5
   Class A Common Stock; $0.01 par value; 4,000 shares authorized;
     no shares outstanding .........................................................            --                --
   Common Stock; $0.01 par value; 46,000 shares authorized; 8,418
     shares issued and outstanding .................................................            84                84
   Additional paid-in-capital ......................................................       137,522           137,522
   Accumulated other comprehensive loss ............................................        (6,996)           (7,497)
   Accumulated deficit .............................................................       (32,183)          (33,320)
                                                                                         ---------         ---------
                                                                                            98,432            96,794
                                                                                         ---------         ---------
                                                                                         $ 438,778         $ 379,157
                                                                                         =========         =========


See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE EARNINGS (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31
                                                                      ---------------------------
                                                                         2000         1999
                                                                        -------      -------
INTEREST INCOME:
   Commercial mortgage assets .....................................     $ 7,313      $ 8,627
   Cash equivalents and due from affiliates .......................         318          240
                                                                        -------      -------
        Total interest income .....................................       7,631        8,867
                                                                        -------      -------

INTEREST EXPENSE:
   CMO borrowings .................................................       5,202        5,415
   Reverse repurchase and warehouse line agreements ...............         405          828
   Other borrowings ...............................................          --           47
                                                                        -------      -------
        Total interest expense ....................................       5,607        6,290
                                                                        -------      -------


    Net interest income ...........................................       2,024        2,577
        Provision for loan losses .................................          --           --
                                                                        -------      -------
    Net interest income after provision for loan losses ...........       2,024        2,577
                                                                        -------      -------

OTHER OPERATING REVENUE (EXPENSE):
    Loss on sale of loans and real estate .........................         (70)          --
    Rental and other income .......................................           3          249
    General and administrative and other expense ..................        (565)      (3,046)
    Management advisory fees ......................................          --           --
                                                                        -------      -------
        Total other operating revenue (expense) ...................        (632)      (2,797)
                                                                        -------      -------

NET EARNINGS (LOSS) ...............................................     $ 1,392      $  (220)
                                                                        =======      =======

NET EARNINGS (LOSS) AVAILABLE TO COMMON STOCKHOLDERS:
  Net earnings (loss) .............................................     $ 1,392      $  (220)
  Less cash dividends on cumulative convertible preferred stock ...        (255)          --
                                                                        -------      -------
     Net earnings (loss) available to common stockholders .........     $ 1,137      $  (220)
                                                                        =======      =======

     NET EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED ............     $  0.14      $ (0.03)
                                                                        =======      =======

OTHER COMPREHENSIVE EARNINGS (LOSS):
   Net earnings (loss) ............................................     $ 1,392      $  (220)
   Unrealized gains (losses) ......................................         501         (273)
                                                                        -------      -------
   Comprehensive earnings (loss) ..................................     $ 1,893      $  (493)
                                                                        =======      =======

See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                                                       QUARTER ENDED MARCH 31
                                                                                       ----------------------
                                                                                         2000          1999
                                                                                       --------      --------
OPERATING ACTIVITIES:
   Net earnings (loss) ...........................................................     $  1,392      $   (220)
   Adjustments to reconcile net earnings (loss) to net cash provided by
     (used in) operating activities:
     Decrease in minority interest in ICCC .......................................           --           788
     Depreciation/amortization ...................................................          834           214
     Net change in accrued interest on receivables ...............................          (10)          176
     Net change in other assets and liabilities ..................................         (175)        1,657
     Net change in due from affiliates and due to affiliates .....................         (104)       (4,195)
                                                                                       --------      --------
        Net cash provided by (used in) operating activities ......................        1,937        (1,580)
                                                                                       --------      --------

INVESTING ACTIVITIES:
   Net change in commercial mortgages ............................................           --         4,739
   Net change in CMO collateral ..................................................        2,517        (2,726)
   Purchases of commercial mortgage securities ...................................      (71,827)           --
   Principal reductions on commercial mortgage securities, net of amortization ...        1,682           365
   Purchase of premises and equipment ............................................           --        (1,725)
   Net cash acquired through the consolidation of ICCC ...........................           --           692
                                                                                       --------      --------
     Net cash provided by (used in) investing activities .........................      (67,628)        1,345
                                                                                       --------      --------

FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings ..............       61,921        (3,792)
   Net change in CMO borrowings ..................................................       (2,536)        1,170
   Repurchase of common shares ...................................................           --        (1,072)
   Dividends paid ................................................................       (1,307)           --
                                                                                       --------      --------
     Net cash provided by (used in) financing activities .........................       58,078        (3,694)
                                                                                       --------      --------

Net change in cash and cash equivalents ..........................................       (7,613)       (3,929)
Cash and cash equivalents at beginning of period .................................       25,418        14,161
                                                                                       --------      --------
Cash and cash equivalents at end of period .......................................     $ 17,805      $ 10,232
                                                                                       ========      ========

SUPPLEMENTARY INFORMATION:
   Interest paid .................................................................     $  5,479      $  7,003
NON-CASH TRANSACTIONS:
   Decrease (increase) in accumulated other comprehensive loss ...................          501          (273)
   Transfer of loans to other real estate owned ..................................           --         2,000
   Dividends declared and unpaid .................................................          255            --

See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE 1 - BUSINESS

Impac Commercial Holdings, Inc. and subsidiaries ("Impac" or the "Company"), a specialty commercial property finance company, earns income from investing in commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market. As of March 31, 2000, Impac has substantially completed modifying the Company's business plan to focus its investments primarily in commercial mortgage-backed securities ("CMBS"). Non-strategic assets have been sold and the Company's mortgage conduit operations have been curtailed.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Reclassifications. Certain amounts in the consolidated financial statements as of and for the three months ended March 31, 1998 have been reclassified to conform to the 1999 presentation.

NOTE 3 - NET EARNINGS (LOSS) PER SHARE

The following tables represent the computation of basic and diluted earnings per share for the periods presented (in thousands, except per share data):

                                                                     THREE MONTHS ENDED MARCH 31
                                                                     ---------------------------
                                                                         2000          1999
                                                                       --------      --------
NUMERATOR:
   Numerator for basic earnings per share--net earnings (loss) ...     $  1,392      $   (220)
   Less preferred share dividends paid or accrued ................         (255)            *
                                                                       --------      --------
   Net earnings available to common stockholders and
     numerator for diluted earnings (loss) per share .............     $  1,137      $   (220)
                                                                       ========      ========
DENOMINATOR:
   Denominator for basic earnings per share--weighted average
       number of common shares outstanding .......................        8,418         8,591
   Net effect of dilutive convertible preferred shares ...........        1,684             *
                                                                       --------      --------
   Denominator for diluted earnings per share ....................       10,102         8,591
                                                                       ========      ========
       Net earnings (loss) per share--basic and diluted ..........     $   0.14      $  (0.03)
                                                                       ========      ========

*    The preferred shares were issued in May 1999.

NOTE 4 - COMMON STOCK DIVIDEND DECLARATION AND TENDER OFFER

On April 5, 2000 the Company announced that the Board of Directors declared a first quarter common stock dividend of $0.125 per share payable on May 3 to stockholders of record on April 19, 2000.

On April 24, 2000 the Company's Board of Directors authorized a tender offer for up to 2,020,367 common shares for a cash purchase price of $5.75 per share, which represents a premium of 19.5% over the April 20, 2000 closing price of $4.8125. The tender offer is being made only pursuant to materials distributed to stockholders and commenced April 24 and will expire May 19, 2000 unless extended.

NOTE 5 - COMMERCIAL MORTGAGE SECURITIES

The Company's commercial mortgage securities are primarily secured by commercial real property. The yield to maturity on each security depends, among other things, on the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate, and interest rate fluctuations. Average effective interest rates (calculated for the quarter ended March 31, 2000 and the year ended December 31, 1999, excluding unrealized gains and losses) along with amortized cost and estimated fair value information for investment securities held available-for-sale is summarized as follows (dollars in thousands):

                                                                                                           AVERAGE
                                                 AMORTIZED     UNREALIZED    UNREALIZED      ESTIMATED    EFFECTIVE
                                                   COST          GAIN           LOSS        FAIR VALUE       RATE
                                                 ---------     ----------    ----------     ----------    ---------
AT MARCH 31, 2000:
   Fixed-rate commercial mortgage-backed
     securities ("CMBS") ...................     $   6,667     $      --      $  (3,947)     $   2,720      11.88%
   Adjustable-rate CMBS ....................        95,102           441            (80)        95,463       8.22
   Interest-only securities ................         7,501            16         (3,615)         3,902      12.42
   Residual interest in securitization .....         3,961           189             --          4,150      20.00
                                                 ---------     ---------      ---------      ---------      -----
                                                 $ 113,231     $     646      $  (7,642)     $ 106,235       9.12%
                                                 =========     =========      =========      =========      =====
AT DECEMBER 31, 1999:
   Fixed-rate commercial mortgage-backed
     securities ("CMBS") ...................     $   6,635     $      --      $  (3,915)     $   2,720      11.88%
   Adjustable-rate CMBS ....................        24,396            22             (4)        24,414       8.24
   Interest-only securities ................         7,955            16         (3,616)         4,355      12.44
   Residual interest in securitization .....         4,100            --             --          4,100      20.00
                                                 ---------     ---------      ---------      ---------      -----
                                                 $  43,086     $      38      $  (7,535)     $  35,589      10.70%
                                                 =========     =========      =========      =========      =====

As of March 31, 2000 and December 31, 1999, the amortized cost of CMBS included unamortized purchase discounts of $2.9 million and $1.7 million, respectively. Interest-only securities are entitled to receive only coupon interest stripped from pools of commercial mortgage loans, consequently, the amortized cost of these securities represents unamortized purchase premium. The residual interest in Southern Pacific Secured Assets Corp. Mortgage Pass-Through Certificate 1995-2 (the "Residual") was previously classified as held-for-trading and marked to market to income each balance sheet date. Effective January 1, 2000 the Residual has been reclassified as available-for-sale. Under the terms of the securitization, the Residual is required to build over-collateralization to specified levels using excess cash flows after payments required to senior securities until set percentages of the securitized portfolio are attained. Future cash flows to the Residual holder are all held by the real estate mortgage investment conduit ("REMIC") trust until a specific percentage of either the original or current certificate balance is attained which percentage can be raised if certain charge-off and delinquency ratios are exceeded. The certificate holders' recourse for credit losses is limited to the amount of over-collateralization in the REMIC trust or excess cash flows pending distribution to the Residual holder. Upon maturity of the certificates or upon exercise of an option ("clean up call") to repurchase all the remaining commercial mortgages (once the balance of the commercial mortgages in the trust are reduced to 10% of a specified balance of the original commercial mortgages in the trust), any remaining amounts in the trust are distributed. The current amount of any over-collateralization balance held by the trust are recorded as part of the Residual.

NOTE 6 - LOAN RECEIVABLES

CMO COLLATERAL

CMO collateral includes various types of mortgages secured by commercial real property and loans to developers secured by first liens on condominium complexes. All CMO collateral is pledged to secure CMO borrowings. The components of CMO collateral are summarized in the following table (in thousands):

                                                      MARCH 31, 2000  DECEMBER 31, 1999
                                                      --------------  -----------------
     Commercial mortgages held as CMO collateral ...     $298,681        $301,198
     Unamortized net premiums ......................        3,167           3,338
     Prepaid securitization costs ..................        7,219           7,616
                                                         --------        --------
                                                         $309,067        $312,152
                                                         ========        ========

The weighted average yield on CMO collateral for the quarter ended March 31, 2000 was 7.49%

NOTE 7 - CMO BORROWINGS

Each issue of CMOs is fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income on such collateral. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral. Each CMO series is also subject to redemption according to specific terms of the respective indentures. As a result, the actual maturity of any class of a CMO series is likely to occur earlier than the stated maturities of the underlying mortgage loans. The components of CMOs, along with related other information, are summarized as follows (dollars in thousands):

                                                          MARCH 31, 2000     DECEMBER 31, 1999
                                                          --------------     -----------------
  CMO borrowings:
     Fixed-rate                                              $251,246               $253,230
     Adjustable-rate                                           24,323                 24,857
  Accrued interest payable                                      1,511                  1,530
                                                             --------               --------
     Total obligation                                         277,080                279,617
  Unamortized discount                                         (4,825)                (5,088)
                                                             --------               --------
                                                             $272,255               $274,529
                                                             ========               ========

  Range of fixed interest rates*                         6.06% to 7.58%          6.06% to 7.58%
  Range of adjustable-rate margins over 1-month LIBOR*       0.28%                   0.28%
  Number of series                                              2                       2

* Excludes Impac CMB Trust 1999-1 with a $127,000 outstanding balance at March 31, 2000 that adjusts every 6 months based on 6-month LIBOR, plus a margin of 2.88% to 7.40%, with interest rates ranging from 10.00% to 18.25%.

The weighted average coupon on CMOs was approximately 6.58% at March 31, 2000.

NOTE 8 - REVERSE REPURCHASE AGREEMENTS

The Company enters into reverse repurchase agreements whereby specific CMBS and interest-only securities are pledged as collateral to secure these loans. Interest is payable upon the maturity of the loans. The interest rates on the loans are based on 1-month LIBOR plus a margin depending on the type of collateral provided by the Company. The following table sets forth information regarding reverse repurchase agreements (dollars in thousands):


                                                AT MARCH 31, 2000                       AT DECEMBER 31, 1999
                                      ---------------------------------------  ----------------------------------------
                                        REVERSE                    WEIGHTED      REVERSE                     WEIGHTED
       TYPE OF COLLATERAL AND          REPURCHASE    UNDERLYING    AVERAGE      REPURCHASE    UNDERLYING     AVERAGE
      MATURITY OF RELATED DEBT         LIABILITY     COLLATERAL      RATE       LIABILITY     COLLATERAL       RATE
  ----------------------------------- ------------- ------------- -----------  ------------- -------------- -----------
  CMBS (less than 31 days)               $ 3,931       $ 5,198       7.16%         $3,936        $5,408        7.28%
  CMBS (over 270 days, less
     than 1 year)                         34,131        42,678       6.35              --            --          --
  CMBS (over 1 year)                      27,795        33,332       6.49              --            --          --
                                         -------       -------       ----          ------        ------        ----
                                         $65,857       $81,208       6.46%         $3,936        $5,408        7.28%
                                         =======       =======       ====          ======        ======        ====

The weighted average effective interest rate on borrowings under reverse repurchase arrangements was 6.65% during the quarter ended March 31, 2000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Commercial Mortgage Loan Sales Commitments. The Company has exposure to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights in the ordinary course of the curtailed mortgage conduit operations. Under certain circumstances, Impac may be required to repurchase mortgage loans if there had been a breach of representations or warranties.

Litigation: The Bresta Futura Action. On July 28, 1999, an action was filed against Impac in the Superior Court for the State of California, County of Orange. Plaintiff in the action, Bresta Futura V B.V., a Netherlands corporation, alleges that Impac breached its lease agreement with Redstone Plaza Associates, a California general partnership of which Bresta Futura is the general partner. The lease with Redstone relates to a property which was to be occupied by ICCC. Bresta Futura is seeking damages in excess of $1.0 million consisting of unpaid rent from December 1, 1998 through the present time on the remaining portion of the property that has not been subleased, late charges and interest due on the unpaid rent, reasonable attorneys' fees and related expenses. Impac answered Bresta Futura's complaint on September 14, 1999, generally denying the allegations of the complaint and asserting specific affirmative defenses. A trial has been scheduled for July 17, 2000. Recently, Bresta Futura filed an application for right to attach order and writ of attachment, seeking the right to attach property of Impac in the amount of $1.0 million. At a hearing held on March 23, 2000 this application was denied by the court. Impac intends to vigorously defend this action.

NOTE 10 - ACQUISITION OF CMBS SUBSEQUENT TO QUARTER-END

In April 2000 the Company acquired an additional $27.6 million of adjustable-rate CMBS. This Acquisition substantially completes the Company's repositioning of its investment portfolio to focus on credit-sensitive CMBS. The acquisition was pledged as collateral to secure a $13.8 million reverse repurchase agreement with similar interest rate adjustment features and a term of over 1 year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

OVERVIEW

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

In May 1999, Fortress Partners, L.P. ("Fortress Partners") made a significant preferred stock investment in Impac and, concurrently with that investment, FIC Management Inc. (the "Manager") an affiliate of Fortress Partners, assumed responsibility for the external management of Impac. Assuming conversion of the preferred shares, and including subsequent open market purchases of 832,400 common shares by an affiliate, Fortress Partners' equity interest represents approximately 25% of the voting power of the Company.

During 1999 Impac's current management formulated a new business plan for Impac designed to produce high current returns, enhance liquidity and reduce reliance on short-term financing. Under the new business plan, the Company is focusing its investments in credit-sensitive commercial mortgage-backed securities ("CMBS"). To this end, during the first quarter the Company acquired additional adjustable-rate CMBS to increase mortgage investments by nearly $68 million to approximately $418 million at March 31, 2000. By mid-April 2000 the Company had substantially completed repositioning its investment portfolio with the acquisition of another $28 million of adjustable-rate CMBS.

COMMON STOCK DIVIDEND DECLARATION AND TENDER OFFER

On April 5, 2000 the Company announced that the Board of Directors declared a first quarter common stock dividend of $0.125 per share payable on May 3, 2000 to stockholders of record on April 19, 2000.

On April 24, 2000 the Company's Board of Directors authorized a tender offer for up to 2,020,367 common shares for a cash purchase price of $5.75 per share, which represents a premium of 19.5% over the April 20, 2000 closing price of $4.8125. Fortress Partners, its affiliates and the individuals appointed as executives and directors of Impac have agreed not to participate in the offer. The tender offer is being made only pursuant to materials distributed to stockholders and commenced April 24 and will expire May 19, 2000 unless extended.

COMMERCIAL MORTGAGE INVESTMENTS

Impac invests primarily in credit-sensitive CMBS and commercial mortgage loans. Acquisitions of mortgage assets are financed with capital, borrowings under reverse repurchase agreements and long-term financing through collateralized mortgage obligations ("CMOs"). Under its modified business plan the Company anticipates future investments will be made primarily in CMBS. To this end, during the first quarter of 2000 the Company acquired $71.8 million of adjustable-rate CMBS, bringing the CMBS portfolio to $106.2 million.

Until August 1999, Impac originated commercial mortgage loans through its conduit operations. Initially, these commercial mortgage loans were held as long-term investments and were financed through short-term warehouse line agreements and capital or used as collateral for the issuance of CMOs. From the time CMOs were issued, the commercial mortgage loans pledged as collateral have been reflected on Impac's balance sheet as CMO collateral with a corresponding liability referred to as CMO borrowings. As of March 31, 2000, the Company's CMO residuals (defined as CMO collateral, net of CMO borrowings) totaled $36.8 million, compared to $37.6 million at December 31, 1999. Although through August 1999 Impac originated commercial mortgage loans, future loans may be purchased from third parties for long-term investment or for resale.

Impac also may acquire CMBS created through its own securitization efforts in addition to the CMBS created by third parties. In connection with the issuance of CMBS by Impac, Impac may retain the senior or subordinated securities as regular interests in these securitizations on a short-term or long-term basis. CMBS investments including any retained CMBS may include "principal-only," "interest-only" or residual interest securities or other credit, interest rate or prepayment sensitive securities. No such securitizations were issued by the Company during the first quarter of 2000.

Investments in CMBS, commercial mortgage loans or any retained securities from Impac-issued securitizations may subject Impac to credit, interest rate and/or prepayment risks (see "Effects of Interest Rate Changes" and "Risks Associated with Credit Sensitive Investments").

The executive officers of the Manager are empowered to make day-to-day investment decisions, including the issuance of commitments on behalf of Impac to purchase commercial mortgage loans and CMBS meeting the investment criteria set from time to time by Impac's Board of Directors. Other than the observance of statutory limitations which allow Impac to retain its classification as a REIT, there are no current limitations set by the Board of Directors on the percentage of assets which Impac may invest in any one type of investment or the percentage of CMBS of any one issue which Impac may acquire. It is Impac's policy to acquire assets primarily for income financed by reverse repurchase agreements, the issuance of CMOs and CMBS, and proceeds from the issuance of capital stock.

                              RESULTS OF OPERATIONS

Comparative net operating results by source (interest income, net of related interest expense and provision for loan losses) were as follows (in thousands, except per share amounts):

                                                          QUARTER ENDED MARCH 31
                                                          ----------------------
                                                             2000         1999
                                                           -------      -------
CMBS                                                       $ 1,165      $   879
Loan receivables (principally CMO collateral)                  541        1,505
Other (principally short-term investments)                     318          193
Provision for loan losses                                       --           --
                                                           -------      -------
   Net interest income after provision for loan losses       2,024        2,577
Other operating revenue (expense):
    Loss on asset sales or write downs                         (70)          --
    Rental and other income                                      3          249
    General and administrative and other                      (565)      (3,046)
                                                           -------      -------
                                                              (632)      (2,797)
                                                           -------      -------
                  Net earnings (loss)                      $ 1,392      $  (220)
                                                           =======      =======

Net earnings (loss) per share - basic and diluted          $  0.14      $ (0.03)
                                                           =======      =======

Overview. Operating results for the quarter ended March 31, 2000 were substantially improved over the corresponding quarter of the previous year. The Company recorded net earnings of $1,392,000, or $0.14 per basic and diluted common share for the first quarter of 2000 compared to a net loss of $220,000, or ($0.03) per basic and diluted common share the first quarter of 1999. Net income was higher as a result of decisions made in 1999 to modify the Company's business plan to focus primarily on investments in CMBS, to temporarily curtail the mortgage conduit operations and to sell non-strategic assets. Given that this plan was not completed until after the beginning of the first quarter 2000, management currently expects that, absent adverse market conditions or unforeseen credit events, net income should be higher in the second quarter 2000 because of the passage of a full quarter under the newly enacted business plan.

Net Interest Income After Provision for Loan Losses. During the current quarter, the Company's average holdings of mortgage assets declined by $37.2 million to $379.6 million compared to the same period in 1999 which contributed to lower net interest income in the current quarter. The lower average holdings is primarily the result of 1999 sales of commercial mortgage loans originated by the curtailed mortgage conduit operations as the Company enhanced its liquidity and redeployed a portion of its capital into CMBS. Average holdings are expected be higher in the second quarter reflecting the full affect of the $71.8 million of CMBS acquired in the first quarter.

Net interest spreads (mortgage asset yields, less borrowing rates) declined to 14 basis points during the current quarter from 87 basis points achieved the first quarter of 1999. Overall mortgage asset yields declined 57 basis points to
7.71 percent as the Company repositioned its holdings by selling commercial mortgage loans originated by the conduit operations and increasing its holdings of adjustable-rate CMBS to $95.5 million by March 31, 2000, or 90% of its CMBS portfolio. In addition, CMBS spreads reflect higher borrowing rates on reverse repurchase arrangements. Although borrowing rates are expected to increase further in future quarters because of recent increases in short-term interest rates and the prospects for future rate increases, the Company's focus on adjustable-rate CMBS should allow net interest spreads to remain relatively stable on this portion of the portfolio. No provision for loan losses was deemed necessary in either quarter presented.

Other Operating Revenue (Expense). Operating expenses have been significantly reduced by decisions made in 1999 to curtail the conduit operation, sell non-strategic assets including the Company's office building and to eliminate certain office lease obligations (see "Part II - Item 1. Legal Proceedings").

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

The Company has uncommitted repurchase facilities with investment banking firms to finance mortgage assets, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these agreements, including interest rates, are negotiated on a transaction-by-transaction basis. Amounts available for borrowing under these agreements are dependent upon the fair value of the securities pledged as collateral, which may fluctuate with changes in interest rates and the credit quality of these securities (see "Effects of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

As of March 31, 2000, only $3.9 million of the Company's $65.9 million of borrowings under repurchase agreements had maturities of less than 31 days. Borrowings under reverse repurchase agreements secured by more recent purchases of adjustable-rate CMBS more closely match the interest rate adjustment features and expected life of these investments such that the Company anticipates it can earn more consistent net interest spreads on these investments (see "NOTE 8" to the accompanying consolidated financial statements).

                        EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and derivative financial instruments ("derivatives") held, if any, are included in this analysis. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of March 31, 2000 the Company had the following interest sensitivity profile:

                                                      IMMEDIATE CHANGE IN:
                                          (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                          ---------------------------------------------
30-day LIBOR rate                                     Down 100        Up 100
10-year U.S. Treasury rate                            Down 100        Up 100

2000 Projected 12-month earnings change*               $(397)          $397

* Note that the impact of actual or planned acquisitions of mortgage assets subsequent to quarter-end (beyond acquisitions necessary to replace runoff) and any new business activities were not factored into the simulation model for purposes of this disclosure.

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on mortgage assets, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. For the Company's mortgage assets that are adjustable-rate CMBS, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying adjustable-rate CMBS. The Company may invest in derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At March 31, 2000 the Company did not own any derivatives as a hedge against rising interest rates.

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

The Company may periodically sell mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, such as in 1998, it may become prudent to significantly reposition the mortgage asset portfolios to mitigate exposure to further declines in mortgage interest rates.

               RISKS ASSOCIATED WITH CREDIT-SENSITIVE INVESTMENTS

CMBS are generally viewed as exposing an investor to greater risk of loss than residential mortgage-backed securities since such securities are typically secured by larger loans to fewer obligors than residential mortgage-backed securities. Commercial property values and net operating income are subject to volatility, and net operating income may be sufficient or insufficient to cover debt service on the related mortgage loan at any given time. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate project and the ability of the applicable property to produce net operating income rather than upon the liquidation value of the underlying real estate. Even when the current net operating income is sufficient to cover debt service, there can be no assurance that this will continue to be the case in the future.

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

Through the process of securitizing commercial mortgages, credit risk can be heightened or minimized. Senior classes in multi-class securitizations generally have first priority over cash flows from a pool of mortgages and, as a result, carry the least risk, highest investment ratings and the lowest yields. Typically a securitization will also have mezzanine classes and subordinated classes. Mezzanine classes will generally have somewhat lower credit ratings and may have average lives that are longer than the senior classes. Subordinate classes are junior in the right to receive cash flow from the underlying mortgages, thus providing credit enhancement to the senior and mezzanine classes. As a result, subordinated securities will have lower credit ratings because of the elevated risk of credit loss inherent in these securities.

The availability of capital from external sources to finance investments in credit-sensitive CMBS that are not financed to maturity at acquisition may be diminished during periods of mortgage finance market illiquidity, such as was experienced in 1998. Additionally, if market conditions deteriorate resulting in substantial declines in value of these securities, sufficient capital may not be available to support the continued ownership of such investments, requiring these securities to be sold at a loss.

                                      OTHER

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is included above in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:  Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 8, 2000                       IMPAC COMMERCIAL HOLDINGS, INC.


                                        By: /s/ Randal A. Nardone
                                           ------------------------------------
                                           Randal A. Nardone
                                           Chief Operating Officer
                                             and Secretary

Date: May 8, 2000                       IMPAC COMMERCIAL HOLDINGS, INC.


                                        By: /s/ Gregory F. Hughes
                                           ------------------------------------
                                           Gregory F. Hughes
                                           Chief Financial Officer (Principal
                                             Financial and Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
27             Financial Data Schedule (electronic filing only).