Form 10-Q
period 2000-06-30
IMPAC COMMERCIAL HOLDINGS INC
filed 2000-08-14
CIK 1036615

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  June 30, 2000

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

Common Stock ($0.01 par value)                  6,317,177 as of August 10, 2000


================================================================================

                        IMPAC COMMERCIAL HOLDINGS, INC.
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000



                               TABLE OF CONTENTS



                                                PART I. FINANCIAL INFORMATION

  ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS.                                                                       Page
                                                                                                                    ----
           Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999.....................................    3

           Consolidated Statements of Operations and Comprehensive Earnings--
              Quarter and Six Months Ended June 30, 2000 and 1999.................................................    4

           Consolidated Statements of Cash Flows -- Six Months Ended June 30, 2000 and 1999.......................    5

           Notes to Consolidated Financial Statements.............................................................    6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...............................................................................   10

  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................   14

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................................   15

                                                  PART II. OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS......................................................................................   15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................   15

  SIGNATURES......................................................................................................   16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                            JUNE 30, 2000         DECEMBER 31, 1999
                                                                                            --------------        -----------------
ASSETS                                                                                       (UNAUDITED)
   Cash and cash equivalents                                                                $        9,333         $       25,418
   Commercial mortgage-backed securities                                                           132,480                 35,589
   Loan receivables:
     Collateralized mortgage obligation ("CMO") collateral                                         307,012                312,152
     Commercial mortgages held for investment                                                        4,355                  4,362
     Allowance for loan losses                                                                      (1,648)                (1,427)
                                                                                            --------------         --------------

         Net loan receivables                                                                      309,719                315,087
   Accrued interest receivable                                                                       2,490                  2,355
   Other assets                                                                                        759                    708
                                                                                            --------------         --------------
                                                                                            $      454,781         $      379,157
                                                                                            ==============         ==============

LIABILITIES
   CMO borrowings                                                                           $      270,510         $      274,529
   Borrowings under repurchase arrangements                                                         95,401                  3,936
   Other liabilities                                                                                 2,113                  3,898
                                                                                            --------------         --------------
                                                                                                   368,024                282,363
                                                                                            --------------         --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   Preferred Stock; $0.01 par value; 5,520 shares authorized; no shares
     outstanding                                                                                        --                     --
   Class A Convertible Preferred Stock; $0.01 par value; 3,000
     shares authorized; no shares outstanding                                                           --                     --
   Series A Junior Participating Preferred Stock; $0.01 par value; 1,000 shares
     authorized; no shares outstanding                                                                  --                     --
   Series B 8.5% Cumulative Convertible Preferred Stock; $0.01 par value; 480 shares
     authorized, issued and outstanding ($12,000 aggregate liquidation preference)                       5                      5
   Class A Common Stock; $0.01 par value; 4,000 shares authorized;
     no shares outstanding                                                                              --                     --
   Common Stock; $0.01 par value; 46,000 shares authorized; 6,317 and 8,418 shares
     issued and outstanding at June 30, 2000 and December 31, 1999, respectively                        63                     84
   Additional paid-in-capital                                                                      125,330                137,522
   Accumulated other comprehensive loss                                                             (7,027)                (7,497)
   Accumulated deficit                                                                             (31,614)               (33,320)
                                                                                            --------------         --------------
                                                                                                    86,757                 96,794
                                                                                            --------------         --------------
                                                                                            $      454,781         $      379,157
                                                                                            ==============         ==============







See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE EARNINGS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                     QUARTER ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30                         JUNE 30
                                                               --------------------------      --------------------------
                                                                  2000            1999            2000           1999
                                                               ----------      ----------      ----------      ----------
INTEREST INCOME:
    Commercial mortgage assets                                 $    9,631      $    7,974      $   16,945      $   16,601
    Cash equivalents and due from affiliates                          213             169             531             409
                                                               ----------      ----------      ----------      ----------

        Total interest income                                       9,844           8,143          17,476          17,010
                                                               ----------      ----------      ----------      ----------

INTEREST EXPENSE:
    CMO borrowings                                                  4,966           5,125          10,169          10,540
    Reverse repurchase and warehouse line agreements                1,628             332           2,033           1,159
    Other borrowings                                                   --             238              --             286
                                                               ----------      ----------      ----------      ----------

        Total interest expense                                      6,594           5,695          12,202          11,985
                                                               ----------      ----------      ----------      ----------


    Net interest income                                             3,250           2,448           5,274           5,025
        Provision for loan losses                                     337              --             337              --
                                                               ----------      ----------      ----------      ----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             2,913           2,448           4,937           5,025
                                                               ----------      ----------      ----------      ----------

OTHER REVENUE (EXPENSE):
    Loss on sale of loans and real estate                              --              --             (70)             --
    Writedown of securities held for trading                           --            (500)             --            (500)
    Settlement of litigation                                         (490)             --            (490)             --
    Rental and other income                                            41             714              44             175
    General and administrative and other operating expense           (589)         (1,804)         (1,154)         (4,062)
    Management advisory fees                                           --              --              --              --
                                                               ----------      ----------      ----------      ----------

        TOTAL OTHER REVENUE (EXPENSE)                              (1,038)         (1,590)         (1,670)         (4,387)
                                                               ----------      ----------      ----------      ----------


NET EARNINGS                                                   $    1,875      $      858      $    3,267      $      638
                                                               ==========      ==========      ==========      ==========
NET EARNINGS AVAILABLE TO COMMON STOCKHOLDERS:
    Net earnings                                               $    1,875      $      858      $    3,267      $      638
    Less cash dividends on preferred stock                           (255)           (159)           (510)           (159)
                                                               ----------      ----------      ----------      ----------
    Net earnings available to common stockholders              $    1,620      $      699      $    2,757      $      479
                                                               ==========      ==========      ==========      ==========

NET EARNINGS PER COMMON SHARE:
    Basic                                                      $     0.21      $     0.08      $     0.35      $     0.06
    Diluted                                                          0.20            0.08            0.34            0.06
OTHER COMPREHENSIVE EARNINGS:
    Net earnings                                               $    1,875      $      858      $    3,267      $      638
    Unrealized gains (losses)                                         (32)            930             470             658
                                                               ----------      ----------      ----------      ----------

    Comprehensive earnings                                     $    1,843      $    1,788      $    3,737      $    1,296
                                                               ==========      ==========      ==========      ==========





          See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                           SIX MONTHS ENDED JUNE 30
                                                                                        -------------------------------
                                                                                           2000               1999
                                                                                        ------------       ------------
OPERATING ACTIVITIES:
   Net earnings (loss)                                                                     $      3,267      $        638
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Decrease in minority interest in ICCC                                                           --               788
     Depreciation and amortization                                                                  602               450
     Provision for loan losses                                                                      337                --
     Loss on sale of REO                                                                             70                --
     Net change in accrued interest on receivables                                                  470               312
     Net change in other assets and liabilities                                                  (2,450)            7,921
     Net change in commercial mortgages held-for-sale                                                --            15,057
                                                                                           ------------      ------------

        Net cash provided by operating activities                                                 2,296            25,166
                                                                                           ------------      ------------


INVESTING ACTIVITIES:
   Net change in commercial mortgages held-for-investment                                            --            14,593
   Net change in CMO collateral                                                                   3,614             1,024
   Purchases of CMBS                                                                            (99,916)               --
   Proceeds from sale of REO                                                                        426             1,288
   Principal reductions on CMBS, net of amortization                                              3,359                --
   Purchase of premises and equipment                                                                --            (2,014)
   Net cash acquired through the consolidation of ICCC                                               --               692
                                                                                           ------------      ------------
                                                                                                                       15
     Net cash provided by (used in) investing activities                                        (92,517)           15,583
                                                                                           ------------      ------------


FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings                              91,465           (36,428)
   Net change in CMO borrowings                                                                  (3,555)           (7,188)
   Issuance of preferred shares                                                                      --            11,592
   Repurchase of common shares                                                                  (12,213)           (1,072)
   Dividends paid                                                                                (1,561)               --
                                                                                           ------------      ------------

     Net cash provided by (used in) financing activities                                         74,136           (33,096)
                                                                                           ------------      ------------


Net change in cash and cash equivalents                                                         (16,085)            7,653
Cash and cash equivalents at beginning of period                                                 25,418            14,161
                                                                                           ------------      ------------

Cash and cash equivalents at end of period                                                 $      9,333      $     21,814
                                                                                           ============      ============


SUPPLEMENTARY INFORMATION:
   Interest paid                                                                           $     10,797      $     12,157
NON-CASH TRANSACTIONS:
   Transfer of loans to other real estate owned                                                      --             1,342
   Dividends declared and unpaid                                                                    255               159









See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


NOTE 1 - BUSINESS

Impac Commercial Holdings, Inc. and subsidiaries ("Impac" or the "Company"), a specialty commercial property finance company, earns income from investing in commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market. By mid-April 2000, Impac had substantially completed modifying its business plan to focus primarily on CMBS investments. Substantially all non-strategic assets have been sold and in August 1999 the Company's mortgage conduit operations were curtailed.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Reclassifications. Certain amounts in the consolidated financial statements as of and for the quarter and six months ended June 30, 1999 have been reclassified to conform to the 2000 presentation.

NOTE 3 - NET EARNINGS PER COMMON SHARE

The following tables represent the computation of basic and diluted earnings per common share for the periods presented (in thousands, except per share data):


                                                                QUARTER ENDED            SIX MONTHS ENDED
                                                                   JUNE 30                   JUNE 30
                                                           ----------------------      ----------------------
                                                              2000         1999          2000          1999
                                                           --------      --------      --------      --------
NUMERATOR:
   Numerator for diluted computation--net earnings         $  1,875      $    858      $  3,267      $    638

   Less preferred share dividends paid or accrued              (255)         (159)         (510)         (159)
                                                           --------      --------      --------      --------
   Net earnings available to common stockholders and
     numerator for basic computation                       $  1,620      $    699      $  2,757      $    479
                                                           ========      ========      ========      ========
DENOMINATOR:
   Denominator for basic computation--weighted average
       number of common shares outstanding                    7,564         8,418         7,991         8,503
   Net effect of dilutive convertible preferred shares        1,684            --         1,684            --
                                                           --------      --------      --------      --------

   Denominator for diluted computation                        9,248         8,418         9,675         8,503
                                                           ========      ========      ========      ========


       NET EARNINGS PER COMMON SHARE:
         Basic                                             $   0.21      $   0.08      $   0.35      $   0.06
         Diluted                                               0.20          0.08          0.34          0.06


NOTE 4 - SHARE REPURCHASES AND DECLARATION OF COMMON STOCK DIVIDEND

On May 24, 2000 the Company repurchased 2,101,023 common shares at a price of $5.81 per share (including transaction costs) pursuant to a tender offer that closed May 19, 2000.

On July 6, 2000 the Board of Directors declared a second quarter dividend of $0.125 per common share payable July 28 to stockholders of record as of July 14, 2000.

NOTE 5 - CMBS

Investments in CMBS are secured by commercial real property. The yield to maturity on each security depends, among other things, on the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate, and interest rate fluctuations. Average effective interest rates (calculated for the quarter ended June 30, 2000 and the year ended December 31, 1999, excluding unrealized gains and losses) along with amortized cost and estimated fair value information for investment securities held available-for-sale is summarized as follows (dollars in thousands):


                                                                                                       AVERAGE
                                           AMORTIZED    UNREALIZED     UNREALIZED      ESTIMATED      EFFECTIVE
                                              COST         GAIN           LOSS         FAIR VALUE       RATE
                                           ---------     ---------      ---------      ----------     ---------
AT JUNE 30, 2000:
   Fixed-rate securities                   $   6,693     $      --      $  (4,065)     $   2,628          11.43%
   Adjustable-rate securities                122,547           573           (388)       122,732           9.56
   Interest-only securities                    6,421            --         (3,394)         3,027           9.86
   Residual interest in securitization         3,846           247             --          4,093          20.09
                                           ---------     ---------      ---------      ---------      ---------
                                           $ 139,507     $     820      $  (7,847)     $ 132,480           9.65%
                                           =========     =========      =========      =========      =========
AT DECEMBER 31, 1999:
   Fixed-rate securities                   $   6,635     $      --      $  (3,915)     $   2,720          11.88%
   Adjustable-rate securities                 24,396            22             (4)        24,414           8.24
   Interest-only securities                    7,955            16         (3,616)         4,355          12.44
   Residual interest in securitization         4,100            --             --          4,100          20.00
                                           ---------     ---------      ---------      ---------      ---------
                                           $  43,086     $      38      $  (7,535)     $  35,589          10.70%
                                           =========     =========      =========      =========      =========

As of June 30, 2000 and December 31, 1999, the amortized cost of fixed-rate and adjustable-rate securities included unamortized purchase discounts of $4.0 million and $1.7 million, respectively. Interest-only securities are entitled to receive only coupon interest stripped from pools of commercial mortgage loans, consequently, the amortized cost of these securities represents unamortized purchase premium. The residual interest in Southern Pacific Secured Assets Corp. Mortgage Pass-Through Certificate 1995-2 (the "Residual") was previously classified as held-for-trading and marked to market to income each balance sheet date. Effective January 1, 2000 the Residual has been reclassified as available-for-sale. Under the terms of the securitization, the Residual is required to build over-collateralization to specified levels using excess cash flows after payments required to senior securities until set percentages of the securitized portfolio are attained. This over-collateralization is held by the real estate mortgage investment conduit ("REMIC") trust to provide credit enhancement for senior security holders and is recorded as part of the Residual.

NOTE 6 - LOAN RECEIVABLES

CMO COLLATERAL

CMO collateral includes various types of mortgages secured by commercial real property and loans to developers secured by first liens on condominium complexes. All CMO collateral is pledged to secure CMO borrowings. The components of CMO collateral are summarized in the following table (in thousands):


                                                                                    JUNE 30, 2000     DECEMBER 31, 1999
                                                                                    --------------    -----------------
Commercial mortgages held as CMO collateral                                         $      297,584     $      301,198
Unamortized net premiums                                                                     2,739              3,338
Prepaid securitization costs                                                                 6,689              7,616
                                                                                    --------------     --------------
                                                                                    $      307,012     $      312,152
                                                                                    ==============     ==============

The weighted average yield on CMO collateral was 8.00% during the quarter ended June 30, 2000.

ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (in thousands):

                                          QUARTER ENDED                   SIX MONTHS ENDED
                                              JUNE 30                          JUNE 30
                                     ------------------------          ------------------------
                                       2000             1999             2000             1999
                                     -------          -------          -------          -------
Balance, beginning of period         $ 1,427          $ 2,110          $ 1,427          $ 2,110
Provision for loan losses                337               --              337               --
Charge-offs                             (116)            (683)            (116)            (683)
                                     -------          -------          -------          -------
Balance, end of period               $ 1,648          $ 1,427          $ 1,648          $ 1,427
                                     =======          =======          =======          =======

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


                                 JUNE 30, 2000        DECEMBER 31, 1999
                                 -------------        -----------------
CMO borrowings:
   Fixed-rate                    $     250,440          $     253,230
   Adjustable-rate                      24,105                 24,857
Accrued interest payable                 1,517                  1,530
                                 -------------          -------------
   Total obligation                    276,062                279,617

Unamortized discount                    (5,552)                (5,088)
                                 -------------          -------------
                                 $     270,510          $     274,529
                                 =============          =============
Range of fixed interest rates    6.06% to 7.58%         6.06% to 7.58%
Range of adjustable-rate
  margins over 1-month LIBOR              0.29%                  0.28%
Number of series                             1                      2

The weighted average effective rate on CMO borrowings was 7.34% during the quarter ended June 30, 2000.

NOTE 8 - REVERSE REPURCHASE AGREEMENTS

The Company enters into reverse repurchase agreements whereby specific CMBS are pledged as collateral to secure these loans. Interest is payable upon the maturity of the loans. The interest rates on the loans are based on 1-month LIBOR plus a margin depending on the type of collateral provided by the Company. The following table sets forth information regarding reverse repurchase agreements (dollars in thousands):


                                                 AT JUNE 30, 2000                               AT DECEMBER 31, 1999
                                   --------------------------------------------    -----------------------------------------------
                                     REVERSE                        WEIGHTED           REVERSE                          WEIGHTED
   TYPE OF COLLATERAL AND          REPURCHASE      UNDERLYING        AVERAGE         REPURCHASE       UNDERLYING        AVERAGE
MATURITY OF RELATED LIABILITY      LIABILITY       COLLATERAL         RATE            LIABILITY       COLLATERAL          RATE
-----------------------------     -------------   -------------    -------------    -------------   -------------    -------------
CMBS (less than 31 days)          $          --   $          --              --%    $       3,936   $       5,408             7.28%
CMBS (31 to 90 days)                      3,341          10,759             7.63               --              --               --
CMBS (91 to 180 days)                    43,954          52,253             7.22               --              --               --
CMBS (over 181 days, to 270 days)        23,823          29,754             6.90               --              --               --
CMBS (271 days to 1 year)                13,846          27,641             7.08               --              --               --
CMBS (1 year)                            10,435          12,897             7.22               --              --               --
                                  -------------   -------------    -------------    -------------   -------------    -------------
                                  $      95,401   $     133,306             7.14%   $       3,936   $       5,408             7.28%
                                  =============   =============    =============    =============   =============    =============

The weighted average effective interest rate on borrowings under reverse repurchase arrangements was 6.83% during the quarter ended June 30, 2000.

NOTE 9 - ESTIMATED FAIR VALUE INFORMATION

The estimated fair value of the Company's assets and liabilities have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, receivables/payables, borrowings under reverse repurchase agreements and nonfinancial instruments approximate fair value. The fair value of mortgage assets were estimated using either (i) quoted market prices when available, including quotes made by lenders in connection with designating collateral for borrowings, or (ii) offer prices for similar assets or market positions. The fair value of fixed-rate CMO borrowings was estimated based on the use of a bond model, which incorporates certain assumptions such as yield, prepayments and losses. The fair value of adjustable-rate CMO borrowings approximate carrying amount because of the variable interest rate nature of these borrowings. The following table summarizes fair value disclosures for financial instruments (in thousands):


                                            AT JUNE 30, 2000              AT DECEMBER 31, 1999
                                     -----------------------------     -----------------------------
                                                        ESTIMATED                         ESTIMATED
                                        CARRYING          FAIR           CARRYING            FAIR
                                          AMOUNT          VALUE           AMOUNT             VALUE
                                     ------------     ------------     ------------     ------------
ASSETS
   Cash and cash equivalents         $      9,333     $      9,333     $     25,418     $     25,418
   CMBS                                   132,480          132,480           35,589           35,589
   Loan receivables                       309,719          270,520          315,087          272,646
   Accrued interest receivables             2,490            2,490            2,355            2,355
   Other assets                               759              759              708              708
                                     ------------     ------------     ------------     ------------
                                     $    454,781     $    415,582     $    379,157     $    336,716
                                     ============     ============     ============     ============
LIABILITIES
   CMO borrowings                    $    270,510     $    251,887     $    274,529     $    251,698
   Reverse repurchase agreements           95,401           95,401            3,936            3,936
   Other liabilities                        2,113            2,113            3,898            3,898
                                     ------------     ------------     ------------     ------------
                                          368,024          349,401          282,363          259,532
STOCKHOLDERS' EQUITY                       86,757           66,181           96,794           77,184
                                     ------------     ------------     ------------     ------------
                                     $    454,781     $    415,582     $    379,157     $    336,716
                                     ============     ============     ============     ============
BOOK VALUE/NET ASSET VALUE PER
   DILUTED COMMON SHARE              $      10.84     $       8.27     $       9.58     $       7.64

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

Litigation. During the current quarter, the Company settled a lawsuit characterized as the Bresta Futura Action pertaining to an alleged breach of an office lease agreement. As a result, the Company recorded a $490,000 charge in the current quarter, which together with previous accruals, represents all costs expected to be incurred in connection with this matter. The Company is currently not subject to any other material litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                               FINANCIAL CONDITION

OVERVIEW

Impac Commercial Holdings, Inc. ("Impac" or the "Company") was incorporated in the Commonwealth of Maryland on February 3, 1997 to seek and capitalize on opportunities in the commercial mortgage market. Impac is a specialty commercial property finance company that elects to be taxed at the corporate level as a real estate investment trust ("REIT") for federal income tax purposes, which generally allows Impac to pass through income to stockholders without payment of federal income tax at the corporate level provided that Impac distributes at least 95% of its taxable income to its stockholders (90% after January 1, 2001). Impac earns income from investing in credit-sensitive commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market.

In May 1999, Fortress Partners, L.P. ("Fortress Partners") made a significant preferred stock investment in Impac and, concurrently with that investment, FIC Management Inc. (the "Manager") an affiliate of Fortress Partners, assumed responsibility for the external management of Impac. Assuming conversion of the preferred shares, and including subsequent open market purchases of 832,400 common shares by an affiliate, Fortress Partners' equity interest represents approximately 31% of the voting power of the Company.

During 1999 Impac's current management formulated a new business plan for Impac designed to produce high current returns, enhance liquidity and reduce reliance on short-term financing. Under the new business plan, the Company is focusing its investments in credit-sensitive commercial mortgage-backed securities ("CMBS"). To this end, since year-end the Company has acquired additional adjustable-rate CMBS to increase mortgage investments by nearly $92 million to approximately $442 million at June 30, 2000. By mid-April 2000, the Company had substantially completed repositioning its investment portfolio.

SHARE REPURCHASES

On May 24, 2000 the Company repurchased 2,101,023 common shares at a price of $5.81 per share (including transaction costs) pursuant to a tender offer that closed May 19, 2000.

SECOND QUARTER COMMON DIVIDEND

On July 6, 2000 the Board of Directors declared a second quarter dividend of $0.125 per common share payable July 28 to stockholders of record as of July 14, 2000.

BOOK VALUE AND NET ASSET VALUE

At December 31, 1999 the Company's book value was $9.58 per diluted common share while management estimated net asset value at $7.64, the difference primarily related to reflecting at fair value the Company's CMO residuals (defined as CMO collateral, net of CMO borrowings). For financial reporting purposes, CMO collateral and borrowings are reflected in the Company's balance sheet at amortized cost. At June 30, 2000 book value increased to $10.84 per diluted common share and net asset value increased to $8.27, primarily as a result of the share repurchases mentioned above. See NOTE 9 to the consolidated financial statements for more detailed fair value information and a discussion regarding the difficulties of estimating fair values.

COMMERCIAL MORTGAGE INVESTMENTS

Impac invests primarily in credit-sensitive CMBS and commercial mortgage loans. Acquisitions of mortgage assets are financed with capital, borrowings under reverse repurchase agreements and long-term financing through collateralized mortgage obligations ("CMOs"). Under its modified business plan the Company anticipates future investments will be made primarily in CMBS. To this end, by mid-April 2000 the Company acquired $99.4 million of adjustable-rate CMBS, bringing the CMBS portfolio to $132.5 million.

Until August 1999, Impac originated commercial mortgage loans through its conduit operations. Initially, these commercial mortgage loans were held as long-term investments and were financed through short-term warehouse line agreements and capital or used as collateral for the issuance of CMOs. From the time CMOs were issued, the commercial mortgage loans pledged as collateral have been reflected on Impac's balance sheet as CMO collateral with a corresponding liability referred to as CMO borrowings. As of June 30, 2000, the Company's CMO residuals totaled $36.5 million, compared to $37.6 million at December 31, 1999.

Although through August 1999 Impac originated commercial mortgage loans, future loans may be purchased from third parties for long-term investment or for resale. Impac also may acquire CMBS created through its own securitization efforts in addition to the CMBS created by third parties. In connection with the issuance of CMBS by Impac, Impac may retain the senior or subordinated securities as regular interests in these securitizations on a short-term or long-term basis. CMBS investments including any retained CMBS may include "principal-only," "interest-only" or residual interest securities or other credit, interest rate or prepayment sensitive securities. No such securitizations were issued by the Company during the first half of the year.

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

                              RESULTS OF OPERATIONS

Comparative net operating results by source (interest income, net of related interest expense and provision for loan losses) were as follows (in thousands, except per share amounts):


                                                                QUARTER ENDED               SIX MONTHS ENDED
                                                                    JUNE 30                     JUNE 30
                                                           ------------------------      ------------------------
                                                              2000           1999           2000           1999
                                                           ---------      ---------      ---------      ---------
CMBS                                                       $   1,691      $     869      $   2,855      $   1,748
Loan receivables (principally CMO collateral)                  1,346          1,648          1,886          3,154
Other (principally short-term investments)                       213            (69)           531            123
Provision for loan losses and repurchases                       (337)            --           (337)            --
                                                           ---------      ---------      ---------      ---------
   Net interest income after provision for loan losses         2,913          2,448          4,937          5,025
Other revenue (expense):
    Loss on asset sales or write downs                            --           (500)           (70)          (500)
    Settlement of litigation                                    (490)            --           (490)            --
    Rental and other income                                       41            714             44            175
    General and administrative and other                        (589)        (1,804)        (1,154)        (4,062)
                                                           ---------      ---------      ---------      ---------
Net earnings                                               $   1,875      $     858      $   3,267      $     638
                                                           =========      =========      =========      =========
Net earnings per share:
   Basic                                                   $    0.21      $    0.08      $    0.35      $    0.06
   Diluted                                                      0.20           0.08           0.34           0.06


Overview. Operating results for the quarter and six months ended June 30, 2000 were substantially improved over the corresponding periods of the previous year. Earnings were higher as a result of decisions made in 1999 to modify the Company's business plan to focus primarily on investments in CMBS, to curtail the mortgage conduit operations and to sell non-strategic assets. Earnings per share also benefited from the repurchase of approximately 25% of the Company's common shares pursuant to a tender offer that closed May 19, 2000.

Net Interest Income After Provision for Loan Losses. Investments in CMBS contributed more to net interest income for the quarter and six months ended June 30, 2000 than in the same periods in 1999 primarily because of the growth of this portfolio in keeping with the Company's new business plan. Average holdings of CMBS totaled $135.9 million and $98.1 million during the quarter and six months ended June 30, 2000 compared $25.2 million and $25.4 million during same periods in 1999. Yields were lower at 9.65% and 9.88% during the quarter and six months ended June 30, 2000 compared to 14.90% and 14.85% during the same periods in 1999 primarily due to changes in portfolio mix with a greater emphasis on lower-yielding adjustable-rate CMBS (adjustable-rate securities represented $122.7 million or 93% of the CMBS portfolio at June 30, 2000 compared to none at June 30, 1999). Borrowing costs were higher in 2000 due to greater use of borrowings to support the larger portfolio and higher prevailing short-term interest rates. The Company's borrowing rates on reverse repurchase agreements were 6.83% and 6.63% during the quarter and six months ended June 30, 2000 compared to 6.23% and 6.18% during the same periods in 1999.

Loan receivables contributed less to net interest income for the quarter and six months ended June 30, 2000 than in the same periods in 1999 primarily because of lower holdings of these assets with efforts made in 1999 to sell unsecuritized loans and to completely curtail the mortgage conduit operations by August of 1999. During 2000 loan receivables consisted primarily of CMO collateral, secured by CMO borrowings. Average holdings of CMO collateral totaled $308.8 million and $310.0 million during the quarter and six months ended June 30, 2000 compared $319.7 million and $323.0 million during same periods in 1999. Yields on CMO collateral were 8.00% and 7.70% during the quarter and six months ended June 30, 2000 compared to 7.72% and 7.76% during the same periods in 1999. The Company's CMO borrowing rates were 7.34% and 7.51% during the quarter and six months ended June 30, 2000 compared to 7.33% and 7.48% during the same periods in 1999. Average holdings of unsecuritized mortgage loans were less than $5 million in 2000 compared to $42.6 million and $53.6 million during the quarter and six months ended June 30, 1999.

During the current quarter the Company recorded a $337,000 provision for loan losses bringing the allowance for loan losses to $1.6 million at quarter-end.

Other Operating Revenue (Expense). Rental and other income and general and administrative expenses have been significantly reduced by decisions made in 1999 to curtail the conduit operation, sell non-strategic assets including the Company's office building and to eliminate certain office lease obligations.

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

As of June 30, 2000, all but $3.3 million of the Company's $95.4 million of borrowings under repurchase agreements had maturities of greater than 90 days. Borrowings under reverse repurchase agreements secured by more recent purchases of adjustable-rate CMBS more closely match the interest rate adjustment features and expected life of these investments such that the Company anticipates it can earn more consistent net interest spreads on these investments (see "NOTE 8" to the accompanying consolidated financial statements).

                        EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and derivative financial instruments ("derivatives") held, if any, are included in this analysis. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of June 30, 2000 and December 31, 1999, the Company had the following interest sensitivity profiles:


                                                                          IMMEDIATE CHANGE IN:
                                                              (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                                               --------------------------------------------
         30-day LIBOR rate                                                Down 100        Up 100
         10-year U.S. Treasury rate                                       Down 100        Up 100

         Projected 12-month earnings change:*
            June 30, 2000                                                  $(413)          $413
            December 31, 1999                                               (403)           404

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on mortgage assets, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. For the Company's mortgage assets that are adjustable-rate CMBS, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying adjustable-rate CMBS. The Company may invest in derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At June 30, 2000 the Company did not own any derivatives as a hedge against rising interest rates.

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

The Company may periodically sell mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, it may become prudent to reposition the mortgage asset portfolios to mitigate exposure to declines in mortgage interest rates.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Annual Meeting of Stockholders was held on May 24, 2000.

(b) The following Directors were elected to Board of Directors (constituting the entire Board of Directors):

                Wesley R. Edens                      Joseph R. Tomkinson
                Robert I. Kauffman                   Frank P. Filipps
                Christopher W. Mahowald

(c)  The following items were voted on at the Annual Meeting:


                                                                         VOTES
                                                       ------------------------------------------
                                                                        WITHHELD/         BROKER
                                                          FOR          ABSTENTIONS      NON-VOTES
                                                       ---------       -----------      ---------
          Election of Board Members:
            Wesley R. Edens.......................     4,814,176           71,252            -
            Robert I. Kauffman....................     4,816,998           68,430            -
            Christopher W. Mahowald...............     4,814,376           71,052            -
            Joseph R. Tomkinson...................     4,815,398           70,030            -
            Frank P. Filipps......................     4,817,976           67,452            -

          Other matters (no other matters).

                           PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the current quarter, the Company settled a lawsuit characterized as the Bresta Futura Action pertaining to an alleged breach of an office lease agreement. As a result, the Company recorded a $490,000 charge in the current quarter, which together with previous accruals, represents all costs expected to be incurred in connection with this matter. The Company is currently not subject to any other material litigation.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits: Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 10, 2000                   IMPAC COMMERCIAL HOLDINGS, INC.


                                         By: /s/ Randal A. Nardone
                                            -----------------------------------
                                            Randal A. Nardone
                                            Chief Operating Officer
                                              and Secretary

Date:  August 10, 2000                   IMPAC COMMERCIAL HOLDINGS, INC.


                                         By: /s/ Gregory F. Hughes
                                            -----------------------------------
                                            Gregory F. Hughes
                                            Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER                 DESCRIPTION
--------               -----------

  27                   Financial Data Schedule