Form 10-Q
period 2000-09-30
IMPAC COMMERCIAL HOLDINGS INC
filed 2000-11-13
CIK 1036615

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  SEPTEMBER 30, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-13091

                         IMPAC COMMERCIAL HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                  33-0745075
    (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

1301 AVENUE OF THE AMERICAS, 42ND FLOOR
          NEW YORK, NEW YORK                                10019
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

Common Stock ($0.01 par value)                 6,317,177 as of November 10, 2000


================================================================================

                         IMPAC COMMERCIAL HOLDINGS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                            PART I. FINANCIAL INFORMATION

  Item 1.  CONSOLIDATED FINANCIAL STATEMENTS                                                                        PAGE
                                                                                                                    ----

           Consolidated Balance Sheets - September 30, 2000 and December 31, 1999.................................    2

           Consolidated Statements of Operations and Comprehensive Earnings (Loss) - Quarter and
              Nine Months Ended September 30, 2000 and 1999.......................................................    3

           Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000 and 1999..................    4

           Notes to Consolidated Financial Statements.............................................................    5

  Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS...............................................................................   10

  Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................   15

                                               PART II. OTHER INFORMATION


  Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................................................................   15

           SIGNATURES.............................................................................................   16

                        PART I. -- FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                    SEPTEMBER 30, 2000       DECEMBER 31, 1999
                                                                                    ------------------       -----------------
                                                                                        (UNAUDITED)

ASSETS
   Cash and cash equivalents                                                            $     11,013            $     25,418
   Commercial mortgage-backed securities ("CMBS")                                            132,013                  35,589
   Loan receivables:
     Collateralized mortgage obligation ("CMO") collateral                                   302,718                 312,152
     Commercial mortgages held for investment                                                  4,333                   4,362
     Allowance for loan losses                                                                (1,933)                 (1,427)
                                                                                        ------------            ------------
         Net loan receivables                                                                305,118                 315,087
   Accrued interest receivable                                                                 2,475                   2,355
   Other assets                                                                                  728                     708
                                                                                        ------------            ------------
                                                                                        $    451,347            $    379,157
                                                                                        ============            ============

LIABILITIES
   CMO borrowings                                                                       $    266,738            $    274,529
   Borrowings under repurchase arrangements                                                   95,433                   3,936
   Other liabilities                                                                           1,530                   3,898
                                                                                        ------------            ------------
                                                                                             363,701                 282,363
                                                                                        ------------            ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred Stock; $0.01 par value; 5,520 shares authorized; no shares outstanding
   Class A Convertible Preferred Stock; $0.01 par value; 3,000
     shares authorized; no shares outstanding                                                     --                      --
   Series A Junior Participating Preferred Stock; $0.01 par value; 1,000 shares
     authorized; no shares outstanding                                                            --                      --
   Series B 8.5% Cumulative Convertible Preferred Stock; $0.01 par value; 480 shares
     authorized, issued and outstanding ($12,000 aggregate liquidation preference)                 5                       5
   Class A Common Stock; $0.01 par value; 4,000 shares authorized;
     no shares outstanding                                                                        --                      --
   Common Stock; $0.01 par value; 46,000 shares authorized; 6,317 and 8,418 shares
     issued and outstanding at September 30, 2000 and December 31, 1999, respectively             63                      84
   Additional paid-in-capital                                                                125,330                 137,522
   Accumulated other comprehensive loss                                                       (7,031)                 (7,497)
   Accumulated deficit                                                                       (30,721)                (33,320)
                                                                                        ------------            ------------
                                                                                              87,646                  96,794
                                                                                        ------------            ------------
                                                                                        $    451,347            $    379,157
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

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE EARNINGS (LOSS)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                    QUARTER ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30                    SEPTEMBER 30
                                                             ----------------------------    ----------------------------
                                                                 2000            1999            2000            1999
                                                             ------------    ------------    ------------    ------------
INTEREST INCOME:
    Commercial mortgage assets                               $      9,477    $      6,878    $     26,422    $     23,480
    Cash equivalents and due from affiliates                          136             436             667             844
                                                             ------------    ------------    ------------    ------------

        Total interest income                                       9,613           7,314          27,089          24,324
                                                             ------------    ------------    ------------    ------------

INTEREST EXPENSE:
    CMO borrowings                                                  4,909           5,202          15,078          15,742
    Repurchase agreements and warehouse line agreements             1,739             102           3,772           1,261
    Other borrowings                                                   --             125              --             410
                                                             ------------    ------------    ------------    ------------

        Total interest expense                                      6,648           5,429          18,850          17,413
                                                             ------------    ------------    ------------    ------------

    Net interest income                                             2,965           1,885           8,239           6,911
        Provision for loan losses                                    (301)             --            (638)             --
                                                             ------------    ------------    ------------    ------------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             2,664           1,885           7,601           6,911
                                                             ------------    ------------    ------------    ------------

OTHER REVENUE (EXPENSE):
    Gain (loss) on sale of loans and real estate                       --             432             (70)            679
    Writedown of residual interest                                     --          (5,043)             --          (5,543)
    Settlement of litigation                                           --              --            (490)             --
    Rental and other income                                            --             447              44           1,163
    General and administrative and other operating expense           (492)         (2,959)         (1,645)         (7,810)
    Management advisory fees                                         (234)             --            (234)             --
                                                             ------------    ------------    ------------    ------------

        TOTAL OTHER REVENUE (EXPENSE)                                (726)         (7,123)         (2,395)        (11,511)
                                                             ------------    ------------    ------------    ------------


NET EARNINGS (LOSS)                                          $      1,938    $     (5,238)   $      5,206    $     (4,600)
                                                             ============    ============    ============    ============

NET EARNINGS (LOSS) AVAILABLE TO COMMON STOCKHOLDERS:
    Net earnings (loss)                                      $      1,938    $     (5,238)   $      5,206    $     (4,600)
    Less cash dividends on preferred stock                           (255)           (255)           (765)           (414)
                                                             ------------    ------------    ------------    ------------
    Net earnings (loss) available to common stockholders     $      1,683    $     (5,493)   $      4,441    $     (5,014)
                                                             ============    ============    ============    ============

NET EARNINGS (LOSS) PER COMMON SHARE:
    Basic                                                    $       0.27    $      (0.65)   $       0.60    $      (0.59)
    Diluted                                                          0.24           (0.65)           0.57           (0.59)
OTHER COMPREHENSIVE EARNINGS (LOSS) :
    Net earnings (loss)                                      $      1,938    $     (5,238)   $      5,206    $     (4,600)
    Unrealized gains (losses)                                          (4)         (8,918)            466          (8,260)
                                                             ------------    ------------    ------------    ------------
    Comprehensive earnings (loss)                            $      1,934    $    (14,156)   $      5,672    $    (12,860)
                                                             ============    ============    ============    ============




See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30
                                                                                         ----------------------------------
                                                                                              2000              1999
                                                                                         ---------------    ---------------

OPERATING ACTIVITIES:
   Net earnings (loss)                                                                   $         5,206    $        (4,600)
   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Decrease in minority interest in ICCC                                                            --                788
     Depreciation  and amortization                                                                  772               (367)
     Provision for loan losses                                                                       638                 --
     Writedown in residual interest                                                                   --              5,543
     Loss on sale of REO                                                                              70                 --
     Net change in accrued interest on receivables                                                   485                562
     Net change in other assets and liabilities                                                   (3,020)             1,723
     Net change in due from affiliates and due to affiliates                                          --              5,849
     Net change in commercial mortgages held-for-sale                                                 --             43,480
                                                                                         ---------------    ---------------
        Net cash provided by operating activities                                                  4,151             52,978
                                                                                         ---------------    ---------------


INVESTING ACTIVITIES:
   Net change in commercial mortgages held-for-investment                                             19             18,188
   Net change in CMO collateral                                                                    7,471              3,734
   Purchases of CMBS                                                                             (99,916)                --
   Proceeds from sale of REO                                                                         426                 --
   Principal reductions on CMBS, net of amortization                                               4,208              2,322
   Purchase of premises and equipment                                                                 --             (1,586)
   Net cash acquired through the consolidation of ICCC                                                --                692
                                                                                         ---------------    ---------------

        Net cash provided by (used in) investing activities                                      (87,792)            23,350
                                                                                         ---------------    ---------------


FINANCING ACTIVITIES:
   Net change in reverse repurchase agreements and other borrowings                               91,497            (50,188)
   Net change in CMO borrowings                                                                   (7,441)            (9,229)
   Issuance of preferred shares                                                                       --             11,592
   Repurchase of common shares                                                                   (12,213)            (1,072)
   Dividends paid                                                                                 (2,607)            (1,211)
                                                                                         ---------------    ---------------

        Net cash provided by (used in) financing activities                                       69,236            (50,108)
                                                                                         ---------------    ---------------
                                                                                                                    296,831

Net change in cash and cash equivalents                                                          (14,405)            26,220
Cash and cash equivalents at beginning of period                                                  25,418             14,161
                                                                                         ---------------    ---------------

Cash and cash equivalents at end of period                                               $        11,013    $        40,381
                                                                                         ===============    ===============


SUPPLEMENTARY INFORMATION:
   Interest paid                                                                         $        17,084    $        17,580

NON-CASH TRANSACTIONS:
   Transfer of loans to other real estate owned                                                       --              1,325
   Dividends declared and unpaid                                                                     255              1,307




See accompanying notes to consolidated financial statements.

                IMPAC COMMERCIAL HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


NOTE 1 - BUSINESS AND PENDING MERGER

Impac Commercial Holdings, Inc. and subsidiaries ("Impac" or the "Company"), a specialty commercial property finance company, earns income from investing in commercial mortgage assets on a leveraged basis and other activities in the commercial mortgage market. By mid-April 2000, Impac had substantially completed modifying its business plan to focus primarily on CMBS investments.

On October 6, 2000 the Company announced it had signed a definitive merger agreement providing for the acquisition by a wholly-owned subsidiary of Fortress Investment Corp. ("Fortress") of all of the Company's outstanding common shares not already owned by Fortress and its affiliates for $7.55 per share in cash. Fortress is an affiliate of FIC Management Inc., the Company's external manager. Fortress and its affiliates own common and preferred shares representing approximately 31% of the voting power of the Company, on a fully diluted basis.

The all-cash transaction, which is structured as a $7.55 per share cash tender offer followed by a second-step merger of the Company with a subsidiary of Fortress, is valued at approximately $41.4 million excluding shares already owned by affiliates of Fortress. The tender offer commenced October 13, 2000 and is expected to conclude on November 17, 2000.

The tender offer and merger are subject to certain customary conditions; however, the tender offer is not subject to a financing condition, nor a condition that any minimum number of shares be tendered and the merger is not subject to a "break-up" or "commitment" fee other than an expense reimbursement of up to $400,000 payable in the event that an independent committee of the Board of Directors receives a higher offer from a third party and accepts that offer pursuant to the exercise of its fiduciary duties.

NOTE 2 - BASIS OF FINANCIAL STATEMENT PRESENTATION

Basis of Presentation. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Reclassifications. Certain amounts in the consolidated financial statements as of and for the quarter and nine months ended September 30, 1999 have been reclassified to conform to the 2000 presentation.

NOTE 3 - SHARE REPURCHASES

On May 24, 2000 the Company repurchased 2,101,023 of its common shares at a price of $5.81 per share (including transaction costs) pursuant to a tender offer that was completed May 19, 2000.

NOTE 4 - NET EARNINGS (LOSS) PER COMMON SHARE

The following table represents the computation of basic and diluted earnings
(loss) per common share for the periods presented (in thousands, except per share data):

                                                                       QUARTER ENDED                 NINE MONTHS ENDED
                                                                        SEPTEMBER 30                    SEPTEMBER 30
                                                               ----------------------------    ----------------------------
                                                                   2000            1999            2000             1999
                                                               ------------    ------------    ------------    ------------
   NUMERATOR:
      Numerator for diluted computation--net earnings (loss)   $      1,938    $     (5,238)   $      5,206    $     (4,600)

      Less preferred share dividends paid or accrued                   (255)           (255)           (765)           (414)
                                                               ------------    ------------    ------------    ------------
      Net earnings (loss) available to common stockholders
        and numerator for basic computation                    $      1,683    $     (5,493)   $      4,441    $     (5,014)
                                                               ============    ============    ============    ============
   DENOMINATOR:
      Denominator for basic computation--weighted
          average common shares outstanding                           6,317           8,418           7,429           8,476
      Net effect of dilutive convertible preferred shares             1,684              --           1,684              --
                                                               ------------    ------------    ------------    ------------

      Denominator for diluted computation                             8,001           8,418           9,113           8,476
                                                               ============    ============    ============    ============

          NET EARNINGS (LOSS) PER COMMON SHARE:
            Basic                                              $       0.27    $      (0.65)   $       0.60    $      (0.59)
            Diluted                                                    0.24           (0.65)           0.57           (0.59)


NOTE 5 - CMBS

Investments in CMBS are secured by commercial real property. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate, and interest rate fluctuations. Average effective interest rates (calculated for the quarter ended September 30, 2000 and the year ended December 31, 1999, excluding unrealized gains and losses) along with amortized cost and estimated fair value information for investment securities held available-for-sale is summarized as follows (dollars in thousands):



                                                                                                          AVERAGE
                                          AMORTIZED      UNREALIZED      UNREALIZED      ESTIMATED      EFFECTIVE
                                             COST           GAIN            LOSS         FAIR VALUE        RATE
                                         ------------   ------------    ------------    ------------   ------------
AT SEPTEMBER 30, 2000:
   Fixed-rate securities                 $      6,729   $         --    $     (4,172)   $      2,557          12.01%
   Adjustable-rate securities                 122,719            651            (260)        123,110           9.78
   Interest-only securities                     5,894             34          (3,294)          2,634          11.65
   Residual interest in securitization          3,702             10              --           3,712          20.05
                                         ------------   ------------    ------------    ------------   ------------
                                         $    139,044   $        695    $     (7,726)   $    132,013          10.25
                                         ============   ============    ============    ============   ============
AT DECEMBER 31, 1999:
   Fixed-rate securities                 $      6,635   $         --    $     (3,915)   $      2,720          11.88%
   Adjustable-rate securities                  24,396             22              (4)         24,414           8.24
   Interest-only securities                     7,955             16          (3,616)          4,355          12.44
   Residual interest in securitization          4,100             --              --           4,100          20.00
                                         ------------   ------------    ------------    ------------   ------------
                                         $     43,086   $         38    $     (7,535)   $     35,589          10.70
                                         ============   ============    ============    ============   ============

As of September 30, 2000 and December 31, 1999, the amortized cost of fixed-rate and adjustable-rate securities included unamortized purchase discounts of $3.6 million and $1.7 million, respectively. Interest-only securities are entitled to receive only coupon interest stripped from pools of commercial mortgage loans. Consequently, the amortized cost of these securities represents unamortized purchase premium. The residual interest in Southern Pacific Secured Assets Corp. Mortgage Pass-Through Certificate 1995-2 (the "Residual") was previously classified as held-for-trading and marked to market through earnings each balance sheet date. On January 1, 2000 the Residual was reclassified as available-for-sale. Under the terms of the securitization, the Residual is required to build over-collateralization to specified levels using excess cash flows after payments required to senior securities until set percentages of the securitized portfolio are attained. This over-collateralization is held by the real estate mortgage investment conduit ("REMIC") trust to provide credit enhancement for senior security holders and is recorded as part of the Residual.

NOTE 6 - LOAN RECEIVABLES

CMO COLLATERAL

CMO collateral includes various types of mortgages secured by commercial real property and loans to developers secured by first liens on condominium complexes. All CMO collateral is pledged to secure CMO borrowings. The components of CMO collateral are summarized in the following table (in thousands):

                                                                                            SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                                            ------------------   -----------------

         Commercial mortgages held as CMO collateral                                           $    293,727        $    301,198
         Unamortized net premiums                                                                     2,581               3,338
         Prepaid securitization costs                                                                 6,410               7,616
                                                                                               ------------        ------------
                                                                                               $    302,718        $    312,152
                                                                                               ============        ============

The weighted average yield on CMO collateral was 7.55% and 7.65% during the quarter and nine months ended September 30, 2000, respectively.

ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows (in thousands):

                                      QUARTER ENDED               NINE MONTHS ENDED
                                        SEPTEMBER 30                  SEPTEMBER 30
                               ----------------------------   ----------------------------
                                   2000            1999           2000            1999
                               ------------    ------------   ------------    ------------

Balance, beginning of period   $      1,648    $      1,427   $      1,427    $      2,110
Provision for loan losses               301              --            638              --
Charge-offs                             (16)             --           (132)           (683)
                               ------------    ------------   ------------    ------------
Balance, end of period         $      1,933    $      1,427   $      1,933    $      1,427
                               ============    ============   ============    ============

NOTE 7 - CMO BORROWINGS

CMO borrowings are fully payable from the principal and interest payments on the underlying mortgage loans collateralizing such debt and any investment income earned on such payments held by the bond trustee. The maturity of each class of CMO is directly affected by the rate of principal prepayments on the related CMO collateral and is also subject to redemption according to specific terms of the related indenture. As a result, the actual maturity of CMO borrowings is likely to occur earlier than the stated maturities of the underlying mortgage loans. The components of CMO borrowings, along with related other information, are summarized as follows (dollars in thousands):

                                                      SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                      ------------------        -----------------

        CMO borrowings:
           Fixed-rate                                     $    249,615            $    253,230
           Adjustable-rate                                      21,073                  24,857
        Accrued interest payable                                 1,488                   1,530
                                                          ------------            ------------
           Total obligation                                    272,176                 279,617
        Unamortized discount                                    (5,438)                 (5,088)
                                                          ------------            ------------
                                                          $    266,738            $    274,529
                                                          ============            ============

        Range of fixed interest rates                     6.06% to 7.58%          6.06% to 7.58%
        Adjustable-rate margin over 1-month LIBOR             0.29%                   0.28%
        Number of series                                        1                       2

The weighted average effective rate on CMO borrowings was 7.31% and 7.46% during the quarter and nine months ended September 30, 2000, respectively.

NOTE 8 - REVERSE REPURCHASE AGREEMENTS

The Company enters into reverse repurchase agreements whereby specific CMBS are pledged as collateral to secure these loans. The interest rates on the loans are based on 1-month LIBOR plus a margin depending on the type of collateral provided by the Company and generally reset monthly. Interest is generally payable to the lender on the monthly reset date. The following table sets forth information regarding reverse repurchase agreements (dollars in thousands):

                                                AT SEPTEMBER 30, 2000                 AT DECEMBER 31, 1999
                                      ------------------------------------    ------------------------------------
                                                   AMORTIZED                               AMORTIZED
                                        REVERSE      COST OF     WEIGHTED      REVERSE      COST OF      WEIGHTED
      TYPE OF COLLATERAL AND          REPURCHASE   UNDERLYING    AVERAGE      REPURCHASE   UNDERLYING    AVERAGE
  MATURITY OF RELATED LIABILITY        LIABILITY   COLLATERAL      RATE       LIABILITY    COLLATERAL      RATE
-----------------------------------   ----------   ----------   ----------    ----------   ----------   ----------

CMBS (less than 31 days)              $    3,328   $   10,507         7.60%   $    3,936   $    5,408         7.28%
CMBS (31 to 90 days)                      44,002       52,219         7.17            --           --           --
CMBS (91 to 180 days)                     23,823       29,801         6.87            --           --           --
CMBS (over 181 days, to 270 days)         13,830       27,775         7.32            --           --           --
CMBS (over 1 year)                        10,450       12,924         7.19            --           --           --
                                      ----------   ----------   ----------    ----------   ----------   ----------
                                      $   95,433   $  133,226         7.14    $    3,936   $    5,408         7.28
                                      ==========   ==========   ==========    ==========   ==========   ==========

The weighted average effective interest rate on borrowings under reverse repurchase arrangements was 7.14% and 6.98% during the quarter and nine months ended September 30, 2000, respectively.

NOTE 9 - ESTIMATED FAIR VALUE INFORMATION

The estimated fair values of the Company's assets and liabilities have been determined using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop these estimates. In addition, fair values fluctuate on a daily basis. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

                                                           AT SEPTEMBER 30, 2000     AT DECEMBER 31, 1999
                                                          -----------------------   -----------------------
                                                                       ESTIMATED                 ESTIMATED
                                                           CARRYING       FAIR       CARRYING      FAIR
                                                            AMOUNT       VALUE        AMOUNT       VALUE
                                                          ----------   ----------   ----------   ----------
ASSETS
   Cash and cash equivalents                              $   11,013   $   11,013   $   25,418   $   25,418
   CMBS                                                      132,013      132,013       35,589       35,589
   Loan receivables (principally CMO collateral)             305,118      270,082      315,087      272,646
   Accrued interest receivable                                 2,475        2,475        2,355        2,355
   Other assets                                                  728          728          708          708
                                                          ----------   ----------   ----------   ----------
                                                          $  451,347   $  416,311   $  379,157   $  336,716
                                                          ==========   ==========   ==========   ==========
LIABILITIES
   CMO borrowings                                         $  266,738   $  251,427   $  274,529   $  251,698
   Reverse repurchase agreements                              95,433       95,433        3,936        3,936
   Other liabilities                                           1,530        1,530        3,898        3,898
                                                          ----------   ----------   ----------   ----------
                                                             363,701      348,390      282,363      259,532
STOCKHOLDERS' EQUITY                                          87,646       67,921       96,794       77,184
                                                          ----------   ----------   ----------   ----------
                                                          $  451,347   $  416,311   $  379,157   $  336,716
                                                          ==========   ==========   ==========   ==========
BOOK VALUE/NET ASSET VALUE PER
   DILUTED COMMON SHARE                                   $    10.95   $     8.49   $     9.58   $     7.64

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Commercial Mortgage Loan Sales Commitments. The Company has exposure to liability under representations and warranties made to purchasers and insurers of mortgage loans and the purchasers of servicing rights in the ordinary course of the curtailed mortgage conduit operations. Under certain circumstances, Impac may be required to repurchase mortgage loans if there has been a breach of representations or warranties.

Litigation. During the second quarter of 2000, the Company settled a lawsuit characterized as the Bresta Futura Action pertaining to an alleged breach of an office lease agreement. As a result, year-to-date results include a $490,000 charge recorded in the second quarter, which together with previous accruals, represents all costs incurred in connection with this matter. The Company is currently not subject to any other material litigation.

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

In May 1999, Fortress Partners, L.P. ("Fortress Partners") made a significant preferred stock investment in Impac and, concurrently with that investment, FIC Management Inc. (the "Manager") an affiliate of Fortress Partners, assumed responsibility for the external management of Impac. Assuming conversion of the preferred shares, and including subsequent open market purchases of 832,400 common shares by an affiliate, Fortress Partners' equity interest represents approximately 31% of the voting power of the Company, on a fully diluted basis.

During 1999 Impac's current management formulated a new business plan for Impac designed to produce high current returns, enhance liquidity and reduce reliance on short-term financing. Under the new business plan, the Company is focusing its investments in credit-sensitive commercial mortgage-backed securities ("CMBS"). To this end, since year-end the Company has acquired additional adjustable-rate CMBS to increase mortgage investments by over $86 million to approximately $437 million at September 30, 2000. By mid-April 2000, the Company had substantially completed repositioning its investment portfolio.

PENDING MERGER

On October 6, 2000 the Company announced it had signed a definitive merger agreement providing for the acquisition by a wholly-owned subsidiary of Fortress Investment Corp., an affiliate of Fortress Partners and the Manager, of all of the Company's outstanding common shares not already owned by Fortress Partners and its affiliates for $7.55 per share in cash.

The all-cash transaction, which is structured as a $7.55 per share cash tender offer followed by a second-step merger of the Company with a subsidiary of Fortress Investment Corp., is valued at approximately $41.4 million excluding shares already owned by Fortress Partners and its affiliates. The tender offer commenced October 13, 2000 and is expected to conclude on November 17, 2000.

The tender offer and merger are subject to certain customary conditions; however, the tender offer is not subject to a financing condition, nor a condition that any minimum number of shares be tendered and the merger is not subject to a "break-up" or "commitment" fee other than an expense reimbursement of up to $400,000 payable in the event that an independent committee of the Board of Directors receives a higher offer from a third party and accepts that offer pursuant to the exercise of its fiduciary duties.

SHARE REPURCHASES

On May 24, 2000 the Company repurchased 2,101,023 of its common shares at a price of $5.81 per share (including transaction costs) pursuant to a tender offer that was completed May 19, 2000.

COMMERCIAL MORTGAGE INVESTMENTS

Impac invests primarily in credit-sensitive CMBS and commercial mortgage loans. Acquisitions of mortgage assets are financed with capital, borrowings under reverse repurchase agreements and long-term financing through collateralized mortgage obligations ("CMOs"). Under its modified business plan the Company anticipates future investments will be made primarily in CMBS. To this end, by mid-April 2000 the Company acquired $99.9 million of adjustable-rate CMBS, bringing the CMBS portfolio to $132 million as of September 30, 2000.

Until August 1999, Impac originated commercial mortgage loans through its conduit operations. Initially, these commercial mortgage loans were held as long-term investments and were financed through short-term warehouse line agreements and capital or used as collateral for the issuance of CMOs. From the time CMOs were issued, the commercial mortgage loans pledged as collateral have been reflected on Impac's balance sheet as CMO collateral with a corresponding liability referred to as CMO borrowings. As of September 30, 2000, the Company's CMO residual (defined as CMO collateral, net of CMO borrowings) totaled $36.0 million, compared to $37.6 million at December 31, 1999.

Although through August 1999 Impac originated commercial mortgage loans, future loans may be purchased from third parties for long-term investment or for resale. Impac also may acquire CMBS created through its own securitization efforts in addition to the CMBS created by third parties. In connection with the issuance of CMBS by Impac, Impac may retain the senior or subordinated securities as regular interests in these securitizations on a short-term or long-term basis. CMBS investments including any retained CMBS may include "principal-only," "interest-only" or residual interest securities or other credit, interest rate or prepayment sensitive securities. No such securitizations were issued by the Company during 2000.

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

BOOK VALUE AND NET ASSET VALUE

At December 31, 1999 the Company's book value was $9.58 per diluted common share while management estimated net asset value at $7.64, the difference primarily related to reflecting at fair value the Company's CMO residual. For financial reporting purposes, CMO collateral and borrowings are reflected in the Company's balance sheet at amortized cost. At September 30, 2000 book value increased to $10.95 per diluted common share and net asset value increased to $8.49, primarily as a result of the share repurchases mentioned above. See NOTE 9 to the consolidated financial statements for more detailed fair value information and a discussion regarding the difficulties of estimating fair values.

                              RESULTS OF OPERATIONS

Comparative net operating results by source (interest income, net of related interest expense) were as follows (in thousands, except per share amounts):

                                                                     QUARTER ENDED                NINE MONTHS ENDED
                                                                      SEPTEMBER 30                   SEPTEMBER 30
                                                              ----------------------------    ----------------------------
                                                                  2000            1999            2000            1999
                                                              ------------    ------------    ------------    ------------

     CMBS                                                     $      1,830    $        401    $      4,686    $      2,149
     Loan receivables (principally CMO collateral)                     999           1,173           2,886           4,328
     Other (principally short-term investments)                        136             311             667             434
     Provision for loan losses                                        (301)             --            (638)             --
                                                              ------------    ------------    ------------    ------------
        Net interest income after provision for loan losses          2,664           1,885           7,601           6,911
     Other revenue (expense):
         Gain (loss) on asset sales or write downs                      --          (4,611)            (70)         (4,864)
         Settlement of litigation                                       --              --            (490)             --
         Rental and other income                                        --             447              44           1,163
         General and administrative and other                         (726)         (2,959)         (1,879)         (7,810)
                                                              ------------    ------------    ------------    ------------
     Net earnings (loss)                                      $      1,938    $     (5,238)   $      5,206    $     (4,600)
                                                              ============    ============    ============    ============
     Net earnings (loss) per share:
        Basic                                                 $       0.27    $      (0.65)   $       0.60    $      (0.59)
        Diluted                                                       0.24           (0.65)           0.57           (0.59)

Overview. Operating results for the quarter and nine months ended September 30, 2000 were substantially improved over the corresponding periods of the previous year. Earnings were higher as a result of decisions made in 1999 to modify the Company's business plan to focus primarily on investments in CMBS, to curtail the mortgage conduit operations and to sell non-strategic assets. Earnings per share also benefited from the repurchase of approximately 25% of the Company's common shares pursuant to a tender offer that closed May 19, 2000.

Net Interest Income After Provision for Loan Losses. The CMBS portfolio contributed more to net interest income for the quarter and nine months ended September 30, 2000 than in the same periods in 1999 primarily because of the growth of this portfolio in keeping with the Company's new business plan. Average holdings, before fair value adjustments, of CMBS totaled $139.2 million and $111.6 million during the quarter and nine months ended September 30, 2000 compared $24.6 million and $25.2 million during the same periods in 1999. The CMBS portfolio yielded 10.25% and 10.05% during the quarter and nine months ended September 30, 2000 compared to 7.67% and 12.52% during the same periods in 1999. CMBS portfolio yields for 1999 were negatively impacted by a reduction in cash flow remittances on a residual interest in securitization that also was written down by $5.0 million in the third quarter of 1999. In addition, yields in 2000 reflect changes in portfolio mix with a greater emphasis on lower-yielding adjustable-rate CMBS (adjustable-rate securities represented $122.7 million or 88% of the CMBS portfolio at September 30, 2000 compared to none at September 30, 1999). Borrowing costs were higher in 2000 due to greater use of borrowings to support the larger portfolio and higher prevailing short-term interest rates. The Company's borrowing rates on reverse repurchase agreements were 7.14% and 6.98% during the quarter and nine months ended September 30, 2000 compared to 6.44% and 6.28% during the same periods in 1999.

Loan receivables contributed less to net interest income for the quarter and nine months ended September 30, 2000 than in the same periods in 1999 primarily because of lower holdings of these assets with efforts made in 1999 to sell unsecuritized loans and to completely curtail the mortgage conduit operations by August of 1999. During 2000 loan receivables consisted primarily of CMO collateral, secured by CMO borrowings. Average holdings of CMO collateral totaled $306.6 million and $308.8 million during the quarter and nine months ended September 30, 2000 compared $316.3 million and $320.8 million during same periods in 1999. Yields on CMO collateral were 7.55% and 7.65% during the quarter and nine months ended September 30, 2000 compared to 7.81% and 7.77% during the same periods in 1999. The Company's CMO borrowing rates were 7.31% and 7.46% during the quarter and nine months ended September 30, 2000 compared to 7.55% and 7.10% during the same periods in 1999. Average holdings of unsecuritized mortgage loans were less than $5 million in 2000 compared to $12.1 million and $39.6 million during the quarter and nine months ended September 30, 1999.

During the quarter and the nine months ended September 30, 2000 the Company recorded $301,000 and $638,000, respectively, in provisions for loan losses bringing the allowance for loan losses to $1.9 million at September 30, 2000.

Other Operating Revenue (Expense). Rental and other income and general and administrative expenses have been significantly reduced by decisions made in 1999 to curtail the conduit operation, sell non-strategic assets including the Company's office building and to eliminate certain office lease obligations. During the second quarter of 2000, the Company settled a lawsuit pertaining to an alleged breach of an office lease agreement. As a result, year-to-date results include a $490,000 charge, which together with previous accruals, represents all costs incurred in connection with this matter.

                         LIQUIDITY AND CAPITAL RESOURCES

Impac's business operations, including the acquisition of mortgage assets, are primarily funded with monthly interest and principal payments from its CMBS and loan receivable portfolios, borrowings under reverse repurchase agreements secured by CMBS and CMO borrowings, proceeds from the sale of commercial mortgages and other investments, and proceeds from stock issuances. Impac's ability to meet its long-term liquidity requirements is subject to the renewal of its credit and repurchase facilities and/or obtaining other sources of financing, including additional debt or equity from time to time. Any decision by Impac's lenders and/or investors to make additional funds available to Impac in the future will depend upon a number of factors, such as Impac's compliance with the terms of its existing credit arrangements, Impac's financial performance, industry and market trends, the general availability of and rates applicable to financing and investments, such lenders' and/or investors' own resources and policies concerning loans and investments, and the relative attractiveness of alternative investment or lending opportunities (see "Effects of Interest Rate Changes" and "Risks Associated with Credit-sensitive Investments").

The Company has uncommitted repurchase facilities with investment banking firms to finance CMBS, subject to certain conditions. Interest rates on borrowings under these facilities are generally based on overnight to 30-day London Interbank Offered Rate ("LIBOR") rates. The terms and conditions of these agreements, including interest rates, are negotiated on a transaction-by-transaction basis. Amounts available for borrowing under these agreements are dependent upon the fair value of the securities pledged as collateral, which may fluctuate with changes in interest rates and the credit quality of these securities (see "Effects of Interest Rate Changes" and "Risks Associated with Credit-Sensitive Investments").

As of September 30, 2000, $48.1 million of the Company's $95.4 million of borrowings under repurchase agreements had maturities of greater than 90 days. Borrowings under reverse repurchase agreements secured by more recent purchases of adjustable-rate CMBS more closely match the interest rate adjustment features of these investments such that the Company anticipates it can earn more consistent net interest spreads on these investments (see "NOTE 8" to the accompanying consolidated financial statements).

                        EFFECTS OF INTEREST RATE CHANGES

INTEREST RATE SENSITIVITY ON OPERATING RESULTS

The Company performs earnings sensitivity analysis using an income simulation model to estimate the effects that specific interest rate changes will have on future earnings. All mortgage assets and derivative financial instruments ("derivatives") held, if any, are included in this analysis. The model incorporates management assumptions regarding the level of prepayments on mortgage assets for a given level of market rate changes using industry estimates of prepayment speeds for various coupon segments. These assumptions are developed through a combination of historical analysis and future expected pricing behavior. As of September 30, 2000 and December 31, 1999, the Company had the following interest sensitivity profiles:

                                                                          IMMEDIATE CHANGE IN:
                                                              (RATES IN BASIS POINTS, DOLLARS IN THOUSANDS)
                                                              ---------------------------------------------

         30-day LIBOR rate                                                Down 100        Up 100
         10-year U.S. Treasury rate                                       Down 100        Up 100

         Projected 12-month earnings change:*
            September 30, 2000                                             $(415)           $415
            December 31, 1999                                               (403)            404

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

GENERAL DISCUSSION OF EFFECTS OF INTEREST RATE CHANGES

Changes in interest rates may impact the Company's earnings in various ways. The Company's earnings currently depend, in part, on the difference between the interest received on CMBS investments, and the interest paid on related short-term borrowings. The resulting spread may be reduced or even turn negative in a rising short-term interest rate environment. For investments in adjustable-rate CMBS, the risk of rising short-term interest rates is generally offset to some extent by increases in the rates of interest earned on the underlying adjustable-rate CMBS. The Company may invest in derivatives from time to time as a hedge against rising interest rates on a portion of its short-term borrowings. At September 30, 2000 the Company did not own any derivatives as a hedge against rising interest rates.

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

Changes in interest rates also affect earnings recognized from interest-only CMBS. The amount of income that may be generated from interest-only CMBS is dependent upon the rate of principal prepayments on the underlying mortgage collateral. If mortgage interest rates fall significantly below interest rates on the collateral, principal prepayments may increase, reducing or even turning negative the overall return on these investments. Conversely, if mortgage interest rates rise, interest-only CMBS tend to perform favorably because underlying mortgage loans will generally prepay at slower rates, thereby increasing overall returns.

Changes in interest rates affect CMO residuals in a similar fashion. If mortgage interest rates fall, prepayments on the underlying mortgage loans generally will be higher, thereby reducing or even turning negative the overall returns on these investments. This is due primarily to the acceleration of the amortization of bond discounts and prepaid securitization costs as bond classes are repaid more rapidly than originally anticipated. Conversely, if mortgage interest rates rise significantly above interest rates on the collateral, principal prepayments will typically diminish, improving the overall return on an investment in a CMO residual because of an increase in time over which the Company receives the larger positive interest spread.

The Company may periodically sell mortgage assets, which may increase income volatility because of the recognition of transactional gains or losses. Such sales may become attractive as values of mortgage assets fluctuate with changes in interest rates. At other times, it may become prudent to reposition the mortgage asset portfolios to mitigate exposure to potential changes in interest rates.

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


                          PART II. -- OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:  Exhibit 27 - Financial Data Schedule (electronic filing only).

(b)  Reports on Form 8-K:  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 10, 2000            IMPAC COMMERCIAL HOLDINGS, INC.


                                    By: /s/ Randal A. Nardone
                                        ---------------------------------------
                                        Randal A. Nardone
                                        Chief Operating Officer and Secretary

Date:  November 10, 2000            IMPAC COMMERCIAL HOLDINGS, INC.


                                    By: /s/ Gregory F. Hughes
                                        ---------------------------------------
                                        Gregory F. Hughes
                                        Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                 DESCRIPTION
-------                -----------

  27                   Financial Data Schedule